Form 10-Q
period 1998-09-30
SPLITROCK SERVICES INC
filed 1998-11-17
CIK 1067822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

                                   (MARK ONE)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                                          -----------    ------------

                        COMMISSION FILE NUMBER 333-61293

                            SPLITROCK SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                    76-0529757
   (STATE OR OTHER JURISDICTION OF             (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

        8665 NEW TRAILS DRIVE                                77381
         THE WOODLANDS, TEXAS                             (ZIP CODE)
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       Registrant's telephone number, including area code: (281) 465-1200

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [ ] No [X]

The number of shares of Common Stock, par value $.001 per share, of the Registrant outstanding at November 13, 1998 was 82,815,000.

                            SPLITROCK SERVICES, INC.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                     INDEX

                                                                                                                  PAGE
Part I -- Financial Information

        Item 1 -- Financial Statements (Unaudited)
                  Condensed Balance Sheets as of December 31, 1997 and September 30, 1998................              1

                  Condensed Statements of Operations for the
                  Three Months Ended September 30, 1997 and 1998,
                  for the Period from Inception (March 5, 1997) through September 30, 1997 and
                  for the Nine Months Ended September 30, 1998...........................................              2

                  Condensed Statement of Stockholders' Equity (Deficit) from
                  December 31, 1997 to September 30, 1998................................................              3

                  Condensed Statements of Cash Flows for the
                  Period from Inception (March 5, 1997) through September 30, 1997 and
                  for the Nine Months Ended September 30, 1998...........................................              4

                  Notes to Condensed Financial Statements................................................              5

         Item 2 -- Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.........................................              7

Part II -- Other Information

        Item 1 -- Legal Proceedings......................................................................             13

        Item 2 -- Changes in Securities and Use of Proceeds..............................................             13

        Item 3 -- Defaults upon Senior Securities .......................................................             13

        Item 4 -- Submission of Matters to a Vote of Security Holders....................................             13

        Item 5 -- Other Information......................................................................             13

        Item 6 -- Exhibits and Reports on Form 8-K.......................................................             14

Signatures...............................................................................................             15

                            SPLITROCK SERVICES, INC.
                            CONDENSED BALANCE SHEETS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)





                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   1997           1998
                                                                ----------     ----------
         ASSETS                                                                (UNAUDITED)
Current assets:
         Cash and cash equivalents .........................    $    7,710     $  182,322
         Restricted investments ............................         3,472         36,653
         Accounts receivable, net ..........................         4,252          2,762
         Prepaid expenses and other current assets .........           221            405
                                                                ----------     ----------
              Total current assets .........................        15,655        222,142

Property and equipment, net ................................        38,504         51,582

Restricted investments .....................................           ---         21,227

Other assets ...............................................           229         12,490
                                                                ----------     ----------
              Total assets..................................    $   54,388     $  307,441
                                                                ==========     ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Current maturities of capital lease obligations ...    $   11,010     $    9,399
         Accounts payable ..................................         3,086         22,373
         Accrued interest payable ..........................           ---          5,688
         Accrued liabilities and other current
         liabilities .......................................         5,775          5,889
                                                                ----------     ----------
              Total current liabilities ....................        19,871         43,349

Capital lease obligations ..................................        13,110         10,200
Senior notes payable, ($261,000 face value net of
  $2,822 unamortized discount, see footnote 4) .............           ---        258,178
Notes payable to stockholder ...............................         1,000            ---
                                                                ----------     ----------
                      Total liabilities ....................        33,981        311,727

Commitments and Contingencies

Stockholders' equity (deficit):
         Common stock, $.001 par value;
         150,000,000 shares authorized: 76,800,000 and
         82,800,000 issued and outstanding at
         December 31, 1997, and September 30, 1998,
         respectively .................................                 77             83
         Additional paid-in capital ...................             30,451         34,670
         Common stock warrants ........................                ---          2,849
         Accumulated other comprehensive income,
           see footnote 3 .............................                ---            345
         Accumulated (deficit) ........................            (10,121)       (42,233)
                                                                ----------     ----------
              Total stockholders' equity (deficit) ....             20,407         (4,286)
                                                                ----------     ----------
              Total liabilities and stockholders'
                equity (deficit)                                $   54,388     $  307,441
                                                                ==========     ==========


              The accompanying notes are an integral part of these
                   unaudited condensed financial statements.

                            SPLITROCK SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)



                                                                                       PERIOD FROM INCEPTION
                                                 THREE MONTHS       THREE MONTHS          (MARCH 5, 1997)          NINE MONTHS
                                                     ENDED              ENDED                 THROUGH                 ENDED
                                              SEPTEMBER 30, 1997  SEPTEMBER 30, 1998     SEPTEMBER 30, 1997     SEPTEMBER 30, 1998
                                              ------------------  ------------------   ----------------------   ------------------
Revenues ..................................      $        10,729     $        15,378        $        10,729        $        47,592
Operating expenses:
     Network personnel costs ..............                   95               1,176                     95                  3,332
     Network operating costs ..............                  561              10,419                    561                 19,821
     Legacy network costs .................               13,119              14,641                 13,119                 41,731
     Selling, general and administrative ..                  471               1,192                    596                  2,820
     Depreciation and amortization ........                1,708               2,804                  1,708                  7,711
                                              ------------------  ------------------     ------------------     ------------------
             Total operating expenses .....               15,954              30,232                 16,079                 75,415
                                              ------------------  ------------------     ------------------     ------------------
Loss from operations ......................               (5,225)            (14,854)                (5,350)               (27,823)

Other income (expense):
     Interest income ......................                  137               2,664                    167                  2,847
     Interest expense .....................                 (113)             (6,294)                  (113)                (7,136)
                                              ------------------  ------------------     ------------------     ------------------
Net loss ..................................      $        (5,201)    $       (18,484)       $        (5,296)       $       (32,112)
                                              ------------------  ------------------     ------------------     ------------------
Loss per share - basic and diluted ........      $         (0.11)    $         (0.23)       $         (0.19)       $         (0.41)
                                              ==================  ==================     ==================     ==================
Weighted average shares - basic
     and diluted...........................               48,991              78,724                 27,939                 77,507
                                              ==================  ==================     ==================     ==================


         The accompanying notes are an integral part of these unaudited condensed financial statements.

             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                  (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    ACCUMULATED
                                                            ADDITIONAL    COMMON       OTHER
                                                    PAR      PAID-IN      STOCK    COMPREHENSIVE   ACCUMULATED
                                         SHARES    VALUE     CAPITAL     WARRANTS      INCOME      (DEFICIT)      TOTAL
                                         ------   --------  ----------   --------  -------------   -----------    -----
Balance at December 31, 1997 .........   76,800     $77      $30,451       $  --     $     --       $(10,121)     $20,407
Net loss .............................       --      --           --          --           --        (32,112)     (32,112)
Unrealized gain on securities ........       --      --           --          --          345             --          345
Issuance of warrants in connection
 with senior notes ...................       --      --           --       2,849           --             --        2,849
Exercise of stock options and
 warrant .............................    6,000       6        4,219          --           --             --        4,225
                                         ------     ---      -------      ------     --------       --------      -------
Balance at September 30, 1998 ........   82,800     $83      $34,670      $2,849     $    345       $(42,233)     $(4,286)
                                         ======    ====      =======      ======     ========       ========      =======


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                                    SPLITROCK SERVICES, INC.
                               CONDENSED STATEMENTS OF CASH FLOWS
                                         (IN THOUSANDS)
                                          (UNAUDITED)

                                                                            Period from Inception        Nine Months
                                                                           (March 5, 1997) through          Ended
                                                                              September 30, 1997      September 30, 1998
                                                                            ----------------------    --------------------
OPERATING ACTIVITIES:
         Net loss .........................................................         $(5,296)                $(32,112)
         Adjustments to reconcile net loss to net cash provided by
           operating activities -
              Depreciation and amortization ...............................           1,708                    7,711
              Amortization of debt discount and deferred financing costs...             ---                      189
         Changes in operating assets and liabilities:
              Accounts receivable, net ....................................             ---                    1,490
              Prepaid expenses and other current assets ...................            (312)                    (184)
              Accounts payable ............................................             333                   19,287
              Accrued liabilities .........................................           3,668                      114
              Accrued interest payable ....................................             ---                    5,688
                                                                                    -------                 --------
                Net cash provided by operating activities .................             101                    2,183
                                                                                    -------                 --------
INVESTING ACTIVITIES:
         Purchases of property and equipment ..............................         (14,320)                 (17,120)
         Reinvestment of interest earned on restricted investment .........             ---                     (783)
         Investment in other assets .......................................             ---                   (2,892)
                                                                                    -------                 --------
                Net cash used in investing activities .....................         (14,320)                 (20,795)
                                                                                    -------                 --------

FINANCING ACTIVITIES:
         Proceeds from senior notes payable and warrants issued
                (See Footnote 4) ..........................................             ---                  261,000
         Proceeds from note payable to stockholder ........................          10,750                   10,000
         Repayments of note payable to stockholder ........................            (750)                 (11,000)
         Proceeds from note payable .......................................             ---                    1,477
         Repayments of note payable .......................................             ---                   (1,477)
         Financing costs incurred .........................................             ---                   (9,369)
         Restriction of cash under senior note agreement ..................             ---                  (56,752)
         Sale of common stock .............................................          20,527                    4,225
         Proceeds from sale leaseback on equipment ........................             ---                      960
         Principal payments on capital lease obligations ..................             ---                   (9,312)
         Release of restriction of cash under credit agreement ............             ---                    3,472
                                                                                    -------                 --------
                Net cash provided by financing activities .................          30,527                  193,224
                                                                                    -------                 --------


NET INCREASE IN CASH AND CASH EQUIVALENTS .................................          16,308                  174,612
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................             ---                    7,710
                                                                                    -------                 --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................         $16,308                 $182,322
                                                                                    =======                 ========


         The accompanying notes are an integral part of these unaudited condensed financial statements.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
             (IN THOUSANDS, EXCEPT SHARE, UNIT AND PER SHARE DATA)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

    The accompanying unaudited interim financial statements of Splitrock Services, Inc. (the Company) as of September 30, 1998, for the period from inception (March 5, 1997) through September 30, 1997 and for the nine months ended September 30, 1998 have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of future operating results.

    The financial statements presented herein should be read in conjunction with the Company's audited financial statements as of December 31, 1997 and for the period from inception (March 5, 1997) to December 31, 1997 contained in the Company's Registration Statements on Form S-1 and Form S-4 filed with the Securities and Exchange Commission and declared effective on October 30, 1998.

2. NET LOSS PER SHARE

    In February 1997, Financial Accounting Standards No. 128 ("FAS 128") Earnings Per Share was issued. FAS 128 is effective for both interim and annual periods ending after December 15, 1997. The Company adopted the pronouncement for all periods presented. FAS 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. At September 30, 1998, 2,675,500 options to acquire shares of common stock at the weighted-average exercise price of $0.69 and warrants to acquire 2,642,613 shares of common stock at an exercise price of $0.01 were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

3. COMPREHENSIVE LOSS

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("FAS 130"). This Statement establishes standards for reporting and display of comprehensive income and its components. For the three months ended September 30, 1997 and 1998 and for the period from inception (March 5, 1997) through September 30, 1997 and for the nine months ended September 30, 1998 comprehensive net loss, as determined under FAS 130, was:


                                                                           PERIOD FROM INCEPTION   NINE MONTHS
                                                      THREE MONTHS ENDED     (MARCH 5, 1997)          ENDED
                                                         SEPTEMBER 30,     THROUGH SEPTEMBER 30,    SEPTEMBER 30,
                                                       1997        1998           1997                 1998
                                                     -------    --------    --------------------    ----------
Net loss per Condensed Statement of Operations ...   $(5,201)   $(18,484)   $             (5,296)   $  (32,112)
Unrealized gains on securities,
   net of tax of $0 ..............................         0         345                       0           345
                                                     -------    --------    --------------------    ----------
Comprehensive net loss ...........................   $(5,201)   $(18,139)   $             (5,296)   $  (31,767)
                                                     =======    ========    ====================    ==========


4. INDEBTEDNESS

    Components of indebtedness are summarized as follows:


                                                                 SEPTEMBER 30,
                                                                     1998
                                                                ---------------
Capital lease obligations ...................................   $        19,599
Senior notes payable ($261,000 face value, net of
   $2,822 unamortized discount)..............................           258,178
                                                                ---------------
                                                                        277,777
Less-- current maturities ...................................            (9,399)
                                                                ---------------
                                                                $       268,378
                                                                ===============

     On July 24, 1998, the Company sold 261,000 units consisting of $261,000 principal amount of 11 3/4% Senior Notes due 2008 ("Senior Notes") and warrants to purchase 2,642,613 shares of common stock (the "Senior Notes Offering"). Upon issuance, the Senior Notes were recorded in the Company's financial statements net of a $2,849 discount. The discount was attributable to the Company's estimate of the value of the warrants. Such estimate was based on a valuation of the Company's common stock as of December 31, 1997 by a third party valuation firm. The discount will be amortized over the life of the Senior Notes. This amortization will result in an increase in the financial statement balance of the Senior Notes to a $261,000 face value by 2008.

     In connection with the Senior Notes Offering, the Company repaid the amount outstanding, $1,477, under the $5,000 credit facility which commenced in April 1998, and refinanced $11,000 of indebtedness, owed to Linsang Partners L.L.C. ("Linsang"), a stockholder of the Company. In connection with the refinancing, Linsang received 11,000 units in the Senior Notes Offering. The net proceeds to the Company, after the Senior Notes Offering expenses and retirement of debt, approximated $239,000.

5. EQUITY

     On September 14, 1998, Orient Star Holdings ("Orient Star"), a stockholder of the Company and a wholly owned subsidiary of Carso Global Telecom, S.A. de C.V. (the controlling stockholder of Prodigy Communications Corporation ("Prodigy")), exercised a warrant to purchase 5.0 million shares of the Company's common stock for $0.625 per share.

                            SPLITROCK SERVICES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussions contain forward-looking information. Readers are cautioned that such information involves risks and uncertainties, including those created by general market conditions and competition. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and there can be no assurance that the forward-looking statements included herein will prove to be accurate. The inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

    Splitrock Services, Inc. ("the Company") is a provider of telecommunications services, including high speed internet access services, on an advanced nationwide network, based on Asynchronous Transfer Mode ("ATM") switching technology. This technology will be deployed in every operational point of presence ("POP") of the network being constructed by the Company (the "Splitrock Network" or the "Network"). The Company is providing internet dial access and related services to Prodigy Communications Corporation ("Prodigy") for its subscribers (representing 99% of total revenue.) The Company is also providing dedicated internet access services to four customers as of September 30, 1998.

    The Network currently reaches more than 55% of U.S. households by a local call with 56k modem access (currently the fastest modem speed commercially available over residential phone lines), providing access to businesses and households in every market in the United States with a population of at least 100,000 as well as several second tier markets. From September 1997 through April 1998, the Company deployed the Splitrock Network infrastructure, primarily targeting densely populated markets. This deployment resulted in the deployment of the nationwide ATM backbone portion of the Splitrock Network and POPs in 70 metropolitan areas across the nation.

    In May 1998, the Company began the second phase of its expansion to construct approximately 330 new POPs, deploying advanced processing equipment and software to enhance and accelerate its ability to offer value added services, such as integrated services, digital network video, web hosting and virtual private network services, and augmenting its network management infrastructure (the "Phase II Expansion"). The Company believes that the Phase II Expansion will be substantially completed at the end of the second quarter of 1999. Upon completion of the Phase II Expansion, the Network will have a physical presence in all 50 states, reaching over 90% of U.S. businesses and households with a local call.

    The Company has incurred net losses since its inception in March 1997. Cumulative losses from inception total $42.2 million. The Company anticipates that losses will continue while the Company completes its Phase II Expansion and builds its sales and marketing infrastructure. The extent to which the Company continues to incur net losses is dependent upon the timely deployment of the Network and the rate at which the Company can expand its customer base.

PRODIGY TRANSACTIONS

    On June 24, 1997, the Company and Prodigy entered into the Splitrock Full Service Agreement (the "Prodigy Agreement") pursuant to which the Company agreed to provide certain network services to Prodigy for its subscribers. The Prodigy Agreement became effective on July 1, 1997. In order to provide these services to Prodigy for its subscribers prior to the completion of the Splitrock Network, on July 1, 1997 the Company acquired, for temporary use, the legacy network infrastructure from Prodigy, which consisted of substantially all network assets and related communications equipment owned or leased by Prodigy (the "Prodigy Legacy Network"). Consideration for the acquisition of the Prodigy Legacy Network was in the form of the assumption of $5.9 million of liabilities.

     Prodigy Agreement. Under the Prodigy Agreement, the Company provides Prodigy with network services, including internet dial access services and other network connections, and Prodigy pays the Company monthly usage-based or subscriber-based service charges equal to the lower of: (i) total subscriber hours for the month multiplied by the contracted hourly usage rate (the "Usage-Based Rate") or (ii) total subscribers for the month, as measured by a "Subscriber Count," as defined in the Prodigy Agreement, multiplied by the fixed monthly charge per subscriber (the "Subscriber-Based Rate"). The contracted hourly Usage-Based Rate increased by 9.5% on January 1, 1998 and will increase by 8.7% on January 1, 1999. The fixed monthly Subscriber-Based Rate does not increase over time. The Prodigy Agreement imposes certain minimum monthly service charges on Prodigy in the event that the lower of the Usage-Based Rate or Subscriber-Based Rate calculation is below defined levels. The minimum monthly service charges are $3.5 million through June 30, 1999 and will increase by $500,000 beginning each subsequent July 1. Additionally, in the event the average monthly hours per subscriber (calculated as the total subscriber hours for the month divided by the total subscribers at the month end) exceeds 30 hours, the Prodigy Agreement provides that Prodigy will be subject to additional fees ("Additional Fees") equal to (a) $1.00, multiplied by (b) the number of average monthly hours per subscriber in excess of 30 hours, multiplied by (c) the total subscribers at the month end. Through March 31, 1998 amounts paid by Prodigy under the Prodigy Agreement were based on the Usage-Based Rate. Since April 1998 such amounts have been based on the Subscriber-Based Rate. Over the long-term the Company expects to receive amounts from Prodigy based on the Subscriber-Based Rate, although there may be short-term periods when the Usage-Based Rate applies. As a result, amounts received by the Company from Prodigy since April 1998 have been, and over the long-term (except for any Additional Fees) are expected to be, a function of the total number of Prodigy subscribers as opposed to total subscriber hours. Depending on the relative growth rates of the number of Prodigy subscribers and total subscriber hours, the amount of the Company's revenues and the Company's operating margins could be negatively affected.

    The initial term of the Prodigy Agreement expires on June 30, 2001. After the initial term either party may terminate the Prodigy Agreement upon twelve months prior written notice. If no notice is received, the term of the Prodigy Agreement is automatically extended for successive twelve month terms. Under the Prodigy Agreement the Company is required, among other things, to provide Prodigy with certain financial and other information, meet certain financial covenants and meet certain network performance standards. The financial covenants under the Prodigy Agreement require the Company to furnish certain financial statements on an annual and quarterly basis prepared in accordance with generally accepted accounting principles and audited by independent certified public accountants (annual financial reports) or prepared consistent with normal accounting practices certified as true by a designated officer of the Company (quarterly reports). Additional covenants include furnishing a quarterly report of payables if not timely paid, furnishing evidence of payment of taxes and similar assessments, giving notice of liens and litigation with respect to claims in excess of a certain amount, providing financial projections for the immediately succeeding fifteen (15) months based on capacity planning forecasts for network usage and maintenance of insurance coverage customary to the industry. Network performance standards contain four service level objectives, three of which are measured on a monthly basis, and one on a weekly basis. The Company is required to provide certain credits to Prodigy in the event it fails to meet such network performance standards. Prodigy has the right to terminate the Prodigy Agreement following a cure period in the event of the Company's failure to comply with certain provisions thereof, including certain network performance standards. In addition, Prodigy has the right to terminate the Prodigy Agreement during the initial term without cause by providing twelve months prior written notice and paying a termination charge of $5.0 million until July 1, 1999 and $3.0 million thereafter. In the event of certain prolonged network failures, Prodigy also has the right to enter the Company's premises and cure such failures.

     Prodigy Services. Prodigy currently offers two services to its subscribers:
Prodigy Classic and Prodigy Internet. Prodigy Internet subscribers generally have higher average usage, and therefore when Prodigy pays the Company based on the Usage-Based Rate such subscribers generate greater revenues for the Company. Since April 1998, however, amounts paid by Prodigy have been based on the Subscriber-Based Rate, which the Company expects to continue over the long-term. Therefore, the Company anticipates that fees received from Prodigy will over the long term, as they have since April 1998, be a function of number of subscribers rather than hours of usage. The Subscriber-Based Rate measures subscribers on the basis of a "Subscriber Count" as defined in the Prodigy Agreement, which to date has been higher than Prodigy's billable subscribers with respect to any given period due to free trial periods made available to certain subscribers and other factors.

RESULTS OF OPERATIONS

    The following table sets forth selected quarterly statement of operations data that are the basis of discussion below:


                                                                   THREE MONTHS ENDED
                                      ----------------------------------------------------------------------------------
                                        JUNE 30,    SEPTEMBER 30, DECEMBER 31,   MARCH 31,    JUNE 30,     SEPTEMBER 30,
                                         1997          1997          1997          1998         1998           1998
                                      ----------    ----------    ----------    ----------    ----------    ----------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                                                       (UNAUDITED)
QUARTERLY STATEMENT OF OPERATIONS
  DATA:
Revenue ...........................      $    --    $   10,729    $   11,979    $   16,494    $   15,720    $   15,378
Operating expenses:
  Network personnel costs .........           --            95           342         1,051         1,105         1,176
  Network operating costs .........           --           561         1,364         3,127         6,275        10,419
  Legacy network costs ............           --        13,119        12,222        12,295        14,795        14,641
  Severance costs .................           --            --           463            --            --            --
  Selling, general and
     administrative ...............          125           471           680           657           971         1,192
  Depreciation and amortization ...           --         1,708         1,792         2,820         2,087         2,804
                                      ----------    ----------    ----------    ----------    ----------    ----------
          Total operating
            expenses ..............          125        15,954        16,863        19,950        25,233        30,232
                                      ----------    ----------    ----------    ----------    ----------    ----------
Loss from operations ..............         (125)       (5,225)       (4,884)       (3,456)       (9,513)      (14,854)

Other income (expense):
  Interest income .................           30           137           181           107            76         2,664
  Interest expense ................           --          (113)         (122)         (349)         (493)       (6,294)
                                      ----------    ----------    ----------    ----------    ----------    ----------
Net loss ..........................   $      (95)   $   (5,201)   $   (4,825)   $   (3,698)   $   (9,930)   $  (18,484)
                                      ==========    ==========    ==========    ==========    ==========    ==========
Loss per share-- basic and
  diluted .........................   $    (0.01)   $    (0.11)   $    (0.06)   $    (0.05)   $    (0.13)   $    (0.23)
                                      ==========    ==========    ==========    ==========    ==========    ==========
Weighted average shares-- basic and
  diluted .........................       14,648        48,991        76,800        76,800        76,976        78,724
                                      ==========    ==========    ==========    ==========    ==========    ==========
OTHER QUARTERLY DATA:
Cash provided by (used in):
  Operating activities ............   $   (1,554)   $      103    $   (2,333)   $   (4,874)   $    1,162    $    5,895
  Investing activities ............         (377)      (12,242)       (2,878)       (2,740)       (4,974)      (13,081)
  Financing activities ............       10,026        19,750        (3,387)        3,253         5,640       184,331


    The Company was formed in March 1997, and has a limited history of operations. Thus, historical information set forth herein may not be indicative of the Company's future operating results and financial condition. From its inception through the end of the second quarter of 1997, the Company had not yet begun deploying the Splitrock Network nor had it consummated the transactions with Prodigy. As a result, it did not generate revenue and incurred limited operating expenses prior to the third quarter of 1997. Thus a comparison of operations for the nine months ended September 30, 1998 to the period from inception (March 5, 1997) through September 30, 1997 would essentially result in a comparison of the nine months ended September 30, 1998 to the three months ended September 30, 1997. With respect to a comparison of the nine months ended September 30, 1998 to the period from inception (March 5, 1997) through September 30, 1997, changes in revenues and operating expenses differed from the changes indicated below with respect to the comparison of the three months ended September 30, 1998 to the three months ended September 30, 1997 solely because the Company generated no revenues and incurred almost no expenses during the period from inception (March 5, 1997) through June 30, 1997. In addition to the quarter and year-to-date discussions, management believes it is useful to include, and has included below, a comparison of the three months ended September 30, 1998 to the three months ended June 30, 1998.

     Revenue. From the formation of the Company until July 1, 1997 the Company did not generate any revenue. The Company generated $15.4 million and $10.7 million of total revenue for the three months ended September 30, 1998 and 1997, respectively, representing a 44% increase in total revenue. Total quarterly Network usage increased by 72% for the third quarter of 1998 compared to the third quarter of 1997. The revenue impact of the increase in Network usage was limited by a maximum revenue calculation based on the Prodigy Subscriber Count. Average Prodigy Subscriber Count for the third quarter of 1998 compared to the third quarter of 1997 declined by 10%.

     The Company generated $15.4 million of total revenue for the three months ended September 30, 1998 and $15.7 million of total revenue for the three months ended June 30, 1998. This decrease is a result of a 5% decline in average Prodigy Subscriber Count between these quarters. The Company's revenue from Prodigy is currently subject to the maximum revenue calculation based on the subscriber count. The Company anticipates that the revenue generated from Prodigy over the long-term will be a function of the total number of Prodigy subscribers as opposed to total subscriber hours. Depending on the relative growth rates of the Prodigy Subscriber Count and total Prodigy subscriber hours, the amount of the Company's revenues and the Company's operating margins could be positively or negatively affected.

    Network Costs -- Overview. Network related operating expenses include all of the direct costs incurred in connection with designing, deploying and expanding the Splitrock Network, operating the Splitrock Network and the legacy network structure (the "Legacy Network"), which includes both the Prodigy Legacy Network and the IBM Global Services Network ("IBM Network"). The Company accounts for its direct Splitrock Network-related operating expenses in three line items, Network personnel costs, Network operating costs and Legacy Network costs.

    The Company anticipates that a significant amount of Company efforts and resources through mid-1999 will be spent on the completion of the Phase II Expansion. During the expansion of the Network, the Company will be making significant investments in facilities, equipment, telephone circuits, customer support, field services and sales and marketing in advance of customer growth and resulting revenues. These expansion efforts have caused and will continue to cause fluctuations in expenses from period to period, in terms of total dollars and as a percentage of revenue. The nature and amount of expenses are expected to fluctuate as the Company continues to expand the Network.

    Network Personnel Costs. Network personnel costs include all internal personnel expenses incurred in connection with deploying, operating and expanding the Splitrock Network. Network personnel costs were $1.2 million and $0.1 million for the three months ended September 30, 1998 and 1997, respectively. This increase was due to hiring technical employees as the Network expanded.

    Network personnel costs were $1.2 million for the three months ended September 30, 1998 and $1.1 million for the three months ended June 30, 1998. This slight increase was due to increases in number of employees in other technical and network operational areas. Network personnel costs are expected to increase as new POPs are deployed.

    Network Operating Costs. Network operating costs include all other expenses incurred in connection with deploying, operating and expanding the Splitrock Network. These costs primarily include leased telecommunication line charges for both access and transmission; operating expenses related to the Network operations, customer support, engineering, information technology, field operations, and facility management. Network operating costs were $10.4 million and $0.6 million for the three months ended September 30, 1998 and 1997, respectively. This increase is primarily attributable to the deployment of 77 operational POPs since September 1997.

    Network operating costs were $10.4 million for the three months ended September 30, 1998 and $6.3 million for the three months ended June 30, 1998. Approximately 94% of the increase in Network operating costs was due to increased line charges. The increase in line charges is a result of several factors: (i) an increase in the number of access lines installed to support an increase in the average usage per Prodigy subscriber and the expansion of the Network, (ii) the full quarterly expense impact of access and transmission lines installed in the second quarter and (iii) approximately $0.9 million related to the use of 800 number service to provide 56K modem speed service for certain Legacy Network sites that did not have 56K coverage. The 800 number facilities are significantly more expensive than local line access. As more POPs become operational, this 800 number usage will be transferred to Splitrock POPs. The Company anticipates that these charges will increase in the fourth quarter, with a significant decline in the first quarter of 1999.

    The Phase II Expansion began in the mid-part of the second quarter of 1998. As the Company continues to deploy the Phase II Expansion, the Network operating costs will continue to increase for POP facilities and line charges. Typically, telecommunication lines are installed and charges are incurred prior to the POP site being put into productive use. This results in higher expenses during the startup of a new POP site. The Company is unable to determine the impact of this startup activity until the Phase II Expansion is substantially complete. The Company anticipates continued increases in Network operating costs as lines and facilities are deployed in connection with the remaining POP sites expected to be deployed by mid-1999.

    To date, the Company has performed its own maintenance of equipment and has relied on initial warranties at no costs from its vendors. The Company is currently in discussions with various vendors in regard to terms and conditions relating to equipment maintenance contracts for current and future operations. Maintenance contract costs will increase the cost of Network operations.

    Legacy Network Costs. Legacy Network costs include all expenses incurred in connection with operating and decommissioning the Prodigy Legacy Network, including facility leases, line charges, personnel costs, occupancy costs, equipment maintenance costs and access fees for the IBM Network.

    During the third quarter of 1998, the Company incurred $14.6 million of total Legacy Network costs compared to $13.1 million during the third quarter of 1997. Included in these amounts is $12.0 million and $5.6 million, respectively, of usage charges paid relating to the IBM Network. This increase was primarily due to a change in negotiated rates for the IBM Network. Effective April 1, 1998, the Company entered into a new contract with IBM to continue to provide these access services. The implementation of this new contract between the Company and the IBM Network resulted in an increase in rates. This new contract provides for significantly higher hourly usage charges due to the Company's expected short-term use of the IBM Network, as well as the Company's lack of a long-term relationship with IBM.

    Total Legacy Network costs were $14.6 million for the three months ended September 30, 1998 and $14.8 million for the three months ended June 30, 1998. The Company experienced a 30% decline in the Prodigy Legacy Network costs offset by an increase in IBM Network fees. During the quarter ended September 30, 1998, the Company paid $12.0 million of usage charges related to the IBM Network as compared to $11.0 million of usage charges incurred during the prior quarter. This increase in costs is due to an overall increase in average usage per Prodigy subscriber. The Company anticipates that aggregate IBM Network charges will begin to decline in 1999, as traffic migrates from the IBM Network to the Splitrock Network.

    As the expansion of the Splitrock Network progresses, the Prodigy Legacy Network is being decommissioned. As POPs are decommissioned, all occupancy and telecommunication line charges are terminated. The Company had fully decommissioned 101 of the original 158 Prodigy Legacy Network POPs through September 30, 1998. The Company anticipates that few Prodigy Legacy Network sites will remain at year-end. There is typically a period of time in which the Splitrock Network runs parallel to the Legacy Network. This parallel period can range from one to two months. As a result, transition to the Splitrock Network involves a temporary duplication of costs. Legacy Network costs should be substantially eliminated by mid-1999, upon completion of the Phase II Expansion.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of personnel and operating costs relating to executive management, accounting and finance, human resources, sales and marketing and administrative employees. The Company incurred approximately $1.0 million of selling, general and administrative expenses in the third quarter of 1998 as compared to $0.5 million in the third quarter of 1997. This increase reflects the development of the Company's executive, accounting and administrative support departments.

    Selling, general and administrative expenses were $1.0 million for the three months ended September 30, 1998 and $0.9 million for the three months ended June 30, 1998. This increase was due to additional staff and expansion into a new 25,000 square foot office facility in The Woodlands, TX.

    To date the Company has had limited staff focused on the sales and marketing area. The Company anticipates capitalizing on internet growth by aggressively marketing its services through a variety of distribution channels and evaluating strategic alliances and acquisitions as they present themselves. The Company believes that utilizing a range of distribution channels will enable it to cost effectively reach a broad base of potential customers. The Company intends to expand its direct sales force and customer service to attract internet service providers, carriers, value added service providers and medium and large businesses. In addition, the Company intends to continue to use alternative distribution channels, including agents, resellers and wholesalers, to gain access to a substantially larger base of potential customers than the Company could otherwise initially address through its direct sales force. In addition to the expanded sales force, the Company anticipates further back-office expansion, including the implementation of a new customer care and billing software; phase one of which will be completed in mid-December 1998.

    Depreciation and Amortization. The Company incurred depreciation expenses of $2.8 million in the third quarter of 1998, as compared to $1.7 million in the third quarter of 1997. Depreciation expense during 1997 related primarily to the depreciation of Prodigy Legacy Network equipment. The depreciation of this equipment ended in the first quarter of 1998 and depreciation expense in the following periods related primarily to new Splitrock Network equipment.

    Depreciation and amortization was $2.8 million for the three months ended September 30, 1998 and $2.1 million for the three months ended June 30, 1998. This increase in depreciation was due to the new Splitrock Network equipment placed in production during the second quarter of 1998. Depreciation is expected to increase as new POPs and equipment are installed to support the expansion of the Splitrock Network.

    Interest Expense. Historical interest expense is related to capital leases on equipment and loans from Linsang, a stockholder of the Company, prior to completion of the Senior Notes Offering. The Company incurred interest expense of $0.1 million in the third quarter of 1997. Interest expense was $6.3 million for the three months ended September 30, 1998 as compared to $0.5 million for the three months ended June 30, 1998. Interest expense increased significantly in the third quarter of 1998 due to the interest on the $261.0 million of Senior Notes issued on July 24, 1998.

    Interest Income. Interest income relates to the interest earned on investments of cash on hand in commercial paper and money market accounts. The Company recorded interest income of $0.1 million in the third quarter of 1997. The Company recorded interest income of $2.7 million during the three months ended September 30, 1998 and $0.1 million during the three months ended June 30, 1998. The increase was due to interest earned on the proceeds from the sale of the Senior Notes issued on July 24, 1998.

    Provision for Income Taxes. No provision for income taxes has been recognized as the Company had operating losses for both tax and financial reporting purposes for the period from inception (March 5, 1997) to December 31, 1997 and for the nine months ended September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts from Prodigy and the payments to large vendors. The Company expects this variation to continue until the Phase II Expansion is completed and the Company's base of customers has increased. As of September 30, 1998, the Company's primary uses of cash were almost entirely composed of purchases of capital equipment. During the third quarter of 1998, the Company began purchasing capital equipment with the proceeds received from the sale of the Senior Notes. Prior to such time, the majority of the Company's capital purchases were acquired through lease financing.

    On July 24, 1998, the Company issued and sold $261.0 million aggregate principal amount of Senior Notes. An amount has been escrowed from the proceeds received that, together with the interest received thereon, will be sufficient to pay when due the first four semi-annual payments of interest beginning with the January 15, 1999 payment. In connection with the Senior Notes Offering, as of September 30, 1998, the Company had incurred $9.4 million of related costs, including underwriting fees.

    The Company is subject to certain covenants and restrictions pursuant to and defined in the indenture for the Senior Note Offering. The Company believes that these restrictions will not adversely affect its operating strategies.
The Company was in compliance with such covenants at September 30, 1998.

    On September 14, 1998, Orient Star, exercised a warrant to purchase 5.0 million shares of the Company's Common Stock for $0.625 per share. The $3.1 million proceeds from this exercise will be used for working capital purposes.

    The Company expects to incur additional operating losses and will rely primarily on the proceeds from the sale of the Senior Notes Offering to meet its anticipated cash needs for working capital, purchases of additional capital equipment, lease obligations and debt service requirements for at least the next twelve months.

YEAR 2000

    The year-2000 issue is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 (the "year-2000 issue"). This could result in a major system failure or miscalculations, including an inability to process transactions, send invoices or engage in similar normal business activities. Due to its reliance on computer hardware and software, the internet and related service industries are highly susceptible to the year-2000 issue. If the year-2000 issue should cause widespread problems across the internet, usage can be expected to decline dramatically. Such an event would have a material adverse effect on the Company's financial condition and results of operations, the nature and extent of which cannot reasonably be determined by the Company on the basis of information currently available to it. The Company has not prepared a contingency plan and does not expect to do so in light of the uncertainty of the impact of year-2000 issues on the internet as a whole and the Company's own anticipated schedule to be year-2000 compliant before the end of 1999.

    The Company is currently in the process of evaluating its information technology systems and its non-information technology systems to determine its own vulnerability to the year-2000 issue. The Company relies heavily on both information and non-information technology systems in the conduct of its operations and has determined that substantially all of such systems are year-2000 compliant. For those software systems that are not currently year-2000 compliant, there are readily available vendor software upgrades, which are scheduled to occur in the ordinary course of business, that will enable the Company to be year-2000 compliant by mid-1999.

    Certain network-monitoring software, which is used by the Company to monitor network equipment (POPs) on the Legacy Network, is not year-2000 compliant. However, as part of the Company's Phase II Expansion, substantially all of the Prodigy Legacy Network POPs are scheduled to be decommissioned by the end of 1998 and such network-monitoring software will no longer be used by the Company. With respect to the Company's inventory database software, used to capture data about the network configuration, including location of equipment and maintenance, the Company has purchased and is currently installing year-2000 compliant software to replace its existing software. Installation is scheduled to be completed by the end of 1998, and the cost of such purchase and installation is not material. The Company has also determined that certain other of its software systems are not year-2000 compliant. The Company is continuing its evaluation of the remaining areas impacted by year-2000 issues, including internet interfaces, facility matters and equipment vendors, but does not expect to incur material costs in connection with making its software year-2000 compliant. To date, the Company has not incurred material costs in ensuring year-2000 compliance.

    The Company is also dependent upon the ability of its customers to ensure that their software and equipment is year-2000 compliant. The Company has initiated formal communications with Prodigy to determine the extent to which the Company is vulnerable to Prodigy's own year-2000 issues, if any. Prodigy has informed the Company that Prodigy Classic may not be year-2000 compliant. Prodigy is in the process of migrating users to Prodigy Internet, which is year-2000 compliant, and plans to discontinue Prodigy Classic service by the end of 1999. However, there can be no guarantee that Prodigy Classic or systems of future customers on which the Company may rely will be converted on a timely basis, or that a failure to convert, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

                            SPLITROCK SERVICES, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The Company is not currently involved in any legal proceedings, nor are any material legal proceedings threatened by or against the Company.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 24, 1998, the Company issued and sold to Chase Securities, Inc., as initial purchaser, units consisting of $261.0 million aggregate principal amount of Senior Notes and warrants to purchase common stock of the Company. Chase Securities Inc. resold $250.0 million of such units to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended (the "Securities Act"), and $11.0 million of such units to Linsang, a stockholder of the Company, in a nonpublic transaction exempt from registration under Section 4(2) of the Securities Act. Of the proceeds, $56.8 million was escrowed to secure the first four payments of interest on the Senior Notes, and the remaining proceeds are being used to finance the Phase II Expansion. The Company subsequently filed registration statements on Form S-4 (registering the exchange of its Senior Notes) and Form S-1 (registering the warrants and the shares of common stock to be issued upon exercise of such warrants); such registration statements were declared effective on October 30, 1998.

    In September 1998, the Company issued 5.0 million shares to Orient Star for a cash payment of $3.1 million pursuant a warrant issued to Orient Star in September 1997. The warrant was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act as a transaction not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    EXHIBITS:

      EXHIBIT
      NUMBER                         DESCRIPTION
      ------                         -----------
         27                Financial Data Schedule


(b)   REPORTS ON FORM 8-K:

         None.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.


                                     SPLITROCK SERVICES, INC.


Dated:       November 16, 1998       By: /s/ WILLIAM R. WILSON
     ----------------------------      ----------------------------------------
                                              William R. Wilson
                                       President and Chief Executive Officer


                                     By: /s/ TRACY E. HAMMOND
                                        ---------------------------------------
                                               Tracy E. Hammond
                                         Vice President and Controller
                                         (Chief Accounting Officer)

                               INDEX TO EXHIBITS


      EXHIBIT
      NUMBER               DESCRIPTION
      ------               -----------
         27                Financial Data Schedule