Form 10-K405
period 1998-12-31
SPLITROCK SERVICES INC
filed 1999-03-31
CIK 1067822

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            FOR THE TRANSITION PERIOD FROM           TO           .

                        COMMISSION FILE NUMBER 333-61293
                            SPLITROCK SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      76-0529757
         (State or other jurisdiction               (I.R.S. Employer Identification No.)
      of incorporation or organization)

            8665 NEW TRAILS DRIVE                                  77381
             THE WOODLANDS, TEXAS                                (Zip Code)
   (Address of principal executive offices)

       Registrant's telephone number, including area code: (281) 465-1200


       2170 BUCKTHORNE PLACE, STE. 350                             77380
             THE WOODLANDS, TEXAS                                (Zip Code)
(Former address of principal executive offices
         If changed from last report)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                                      NONE
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value on March 19, 1999, of the voting stock held by non-affiliates of the registrant is not ascertainable. The registrant is a private company and there is no public market for the registrant's common equity. Therefore, there is no readily ascertainable market value for the registrant's common equity.

     As of March 19, 1999, there were 82,898,750 shares of Common Stock, par value $.001, outstanding of the registrant. The registrant does not have any publicly traded shares of common stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                            SPLITROCK SERVICES, INC.

                               TABLE OF CONTENTS

PART I
  Item 1.   Business........................................     1
  Item 2.   Properties and Facilities.......................    16
  Item 3.   Legal Proceedings...............................    17
  Item 4.   Submission of Matters to a Vote of Security
     Holders................................................    17
PART II
  Item 5.   Market For Registrant's Common Equity and
     Related Shareholder Matters............................    18
  Item 6.   Selected Financial Data.........................    19
  Item 7.   Management's Discussion and Analysis of
            Financial Condition and Results of Operation....    20
  Item 7A. Quantitative and Qualitative Disclosures About
     Market Risk............................................    32
  Item 8.   Financial Statements and Supplementary Data.....    33
  Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............    33
PART III
  Item 10.  Directors and Executive Officers of the
     Registrant.............................................    33
  Item 11.  Executive Compensation..........................    36
  Item 12.  Security Ownership of Certain Beneficial Owners
     and Management.........................................    38
  Item 13.  Certain Relationships and Related
     Transactions...........................................    38
PART IV
  Item 14.  Exhibits, Financial Statement Schedules and
     Reports on Form 8-K....................................    40
             Index to Financial Statements..................   F-1
             Signatures.....................................   S-1

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its Network Build, the ability of the Company to diversify its services and customers, the ability to obtain necessary supplies, the ability to make projected capital expenditures, and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature hereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

                                    PART I.

ITEM 1. BUSINESS

GENERAL

     Splitrock Services, Inc. ("Splitrock" or the "Company") is a provider of telecommunications services, including high speed Internet dial access services, on an advanced nationwide network ("Splitrock Network" or "Network") based on Asynchronous Transfer Mode ("ATM") switching technology which is deployed in every point of presence ("POP") of the Network. The pervasive deployment of ATM switches throughout the Network ("ATM-to-the-Edge"(TM)) enables the Company to serve as a broad-based Internet Service Provider ("ISP") through the creation of a multi-service platform which efficiently delivers Internet Protocol ("IP"), frame relay and Internet services. This flexibility allows the Company to expand its service offerings to provide fully integrated data, video and voice services and to incorporate future technological innovations into its Network architecture with a lower incremental investment than that required by other, less flexible, networks. The Company currently provides nationwide Internet dial access and related services to Prodigy Communications Corporation ("Prodigy"), one of the largest U.S. ISPs, for its subscribers. In addition, the Company is providing Internet dedicated access (transit), Web hosting, and virtual private network ("VPN") services to other businesses. For the twelve months ended December 31, 1998, the Company had revenues of $63.6 million.

     The Splitrock Network reaches U.S. businesses and households with V.90 modem access (currently the fastest modem speed commercially available over regular phone lines), including businesses and households in every market with a population of at least 100,000 as well as several smaller markets. In September 1997 the Company began constructing and installing its advanced nationwide Network ("Network Build") designed to have a physical presence in all 50 states, targeting 90% of U.S. businesses and households with a local call. The Company expects to achieve the planned coverage with approximately 370 POPs upon completion of the Network Build.

     In order to provide Internet dial access services to Prodigy for its subscribers prior to the completion of the Splitrock Network, effective July 1, 1997 the Company entered into a series of agreements (collectively the "Prodigy Agreement") to service the Prodigy subscribers and, as a part thereof, acquired for interim use the legacy network infrastructure from Prodigy, which consisted of substantially all network assets and related communications equipment owned or leased by Prodigy (the "Prodigy Legacy Network"). Subsequently, the Company agreed with International Business Machines Corporation ("IBM") to use the IBM Global Services Network (the "IBM Network") to cover market areas that are served neither by the Splitrock Network nor the Prodigy Legacy Network (the Prodigy Legacy Network and the IBM Network are referred to collectively as the "Legacy Network"). As of year end 1998, the Company was handling more than one billion minutes of Internet traffic per month for Prodigy. As the Network Build progresses, Prodigy Legacy Network POPs will continue to be decommissioned and access to specific IBM Network POPs will be terminated when appropriate. About 75% of the Prodigy Legacy Network POPs were decommissioned by the end of 1998, and the balance of such sites are planned for decommissioning by the end of June, 1999. Likewise, usage of the IBM Network is expected to decline in the first half of 1999 and such usage is expected to be substantially eliminated during the third quarter of 1999.

     The Company's executive offices are located at 8665 New Trails Drive, The Woodlands, Texas 77381 and its telephone number is (281) 465-1200.

COMPETITIVE ADVANTAGES

     The Company believes it benefits from the following competitive advantages which will assist it in implementing its business strategy:

     Flexible and Efficient New Network Infrastructure. The Splitrock Network is designed to provide reliable, flexible and efficient services to the Company's current and future customers. Since the Splitrock Network employs leading edge equipment and architecture, the Company believes the Network contains many features that are not present in older networks and is able to readily incorporate future developments and innovations. Older networks were typically designed to provide one type of service, such as voice or data, and are less efficient at carrying other traffic. Unlike many networks which deploy ATM technology only along the core sites in the backbone, the Splitrock Network deploys ATM switches at every POP site -- core, hub and remote. Each POP is supported by the Lucent AC-120 switch which the Company believes provides significant quality of service advantages over typical ATM switches. Management believes that the Network contains more ATM-based switches than that of any other commercial network. This pervasive use of ATM technology and the Lucent AC-120 switch enables the Company to create a multi-service platform which delivers IP, frame relay and other Internet services. In addition, ATM-to-the-Edge(TM) provides additional capabilities to expand the Company's service offerings to provide fully integrated data, video and voice services and to incorporate future technological innovations into the Splitrock Network architecture with a lower incremental investment than that required by other, less flexible, networks.

     Wholesale Provider of Quality Internet Dial Access. The Company currently provides wholesale Internet data access services to Prodigy for its subscribers. The Splitrock Network is designed to optimize network access, speed and throughput. The Company believes that it offers a robust, reliable Network for the delivery of high quality Internet dial access service.

     Non-Aligned Carrier Status. The Company intends to market Internet dial access services directly to ISPs rather than to individual end-users. As a result, unlike many providers of network services, the Company does not intend to compete directly against its ISP customers, thereby broadening the potential customer base to include those ISPs unwilling to strengthen their competitors with their own network business. Furthermore, the Company believes it will be viewed as a non-competing vendor and, thus a potential partner, by major foreign and regional telecommunications carriers, providing an alternative to their primary U.S. competitors for delivering data, video and voice services.

     Experienced Management Team. The Company's co-founders, Kwok L. Li, Chairman of the Board and Chief Technical Officer, and William R. Wilson, President and Chief Executive Officer, have assembled a management team with significant data and voice communications experience. The 10 most senior executives and managers of the Company have an average of over 12 years experience in the data and voice communications industry. Previously, Mr. Li and Mr. Wilson were both senior executives at WilTel Network Services, an operating unit of The Williams Companies, Inc. ("WilTel"), a wholesale provider of telecommunications services. During their tenure WilTel designed, constructed, developed and managed modern packet switched networks (including frame relay and ATM) and marketed related services. Mr. Li was a founder of Yurie Systems, Inc. ("Yurie"), which was sold to Lucent Technologies, Inc. ("Lucent") in May, 1998. At the time of the sale of Yurie to Lucent, Mr. Li was a Director, Vice Chairman and Chief Technical Officer at Yurie, where he created and designed the Lucent AC-120 switch.

BUSINESS STRATEGY

     Key elements of the Company's business strategy include:

     Complete the Expansion of the Advanced Network Infrastructure. The Company has designed, deployed and is in the process of expanding the Splitrock Network, an advanced nationwide telecommunications network based on ATM switching technology. The Company believes that its ATM-to-the-Edge(TM) network results in: (i) a more easily upgradeable network; (ii) the ability to efficiently add new services at a lower incremental investment; (iii) improved network reliability; (iv) interoperability with other network platforms; and (v) improved network manageability. The Company believes that the Network Build will be substantially completed by the end of the second quarter of 1999.

     Offer a Comprehensive Range of Services to Optimize Network
Utilization. Given the fixed cost nature of the Splitrock Network's infrastructure, the Company seeks to increase total network utilization primarily by targeting providers of business services (daytime intensive traffic) and, to a lesser extent, providers of consumer services (evening intensive traffic) to maximize the Network's usage throughout a 24-hour period. The Network's flexibility will provide for service innovation (including data, video and voice services) with lower incremental investment than less flexible networks. To offer new services, the Company will only need to add the appropriate protocol processors and billing and service management systems without changes to the core ATM switching platform. Therefore, the Company believes it will be able to maximize Network utilization by offering both daytime business-oriented services (such as dial VPN and frame relay services) and evening-time consumer-oriented services (such as Internet dial access services). The ability of the Company to offer a wide range of services will enhance its ability to optimize traffic at all times of the day, thereby increasing revenue and profitability. As its business strategy is implemented, the Company will evaluate offering complementary services as they are required by its customer base.

     Development of Advanced Business Support Systems. Through the development of scalable business support systems, the Company believes that it has the opportunity to establish a competitive advantage relative to traditional network service providers. Traditional network service providers typically operate extensive legacy business support systems with compartmentalized architectures that limit their ability to scale rapidly and introduce enhanced services and features. In connection with the expansion of the Splitrock Network the Company is creating business support systems with an architecture designed to maximize both reliability and scalability. All database and billing systems will run on a PC or UNIX distributed architecture rather than centralized mainframe systems.

     Expand Target Market Opportunities. International Data Corporation ("IDC"), a leading provider of industry data and analysis, estimates that the total number of U.S. companies with Internet access will grow from an estimated 1.5 million, or 20.0% of total U.S. companies, in 1996 to 4.1 million, or 53.0% of total U.S. companies, in 2000. IDC also estimates that the number of U.S. households with a personal computer and a modem will grow from an estimated 8.8 million, or 24.0% in 1996, to 39.4 million, or 58.0% in 2000. IDC estimates that there are over 4,000 ISPs in the U.S., consisting of national, regional and local providers, of which the Company believes only a small percentage have access to their own nationwide backbone network infrastructure. The Company intends to capitalize on this expected growth in demand for network services by aggressively marketing its services through a variety of distribution channels and evaluating strategic alliances and acquisitions as they present themselves. The Company believes that utilizing a range of distribution channels will enable it to cost-effectively reach a broad base of potential customers. The Company currently intends to develop and use a direct sales force to attract ISPs, carriers, value added service providers and medium and large businesses. In addition, the Company intends to use alternative distribution channels, including agents, resellers and wholesalers, to gain access to a substantially larger base of potential customers than the Company could otherwise initially address through its direct sales force. Through the combination of a direct sales force and alternative distribution channels, the Company will seek to rapidly increase revenue-producing traffic on its Network.

     The Company also intends to evaluate strategic alliances and acquisitions that could provide additional traffic over the Splitrock Network. While the Company is primarily focused on the domestic services market, it believes the demand for Internet services outside the U.S. will grow over the next few years. As a result, the Company will evaluate opportunities in Europe, Asia, and Latin America, to partner with strong, established telecommunications service providers. The Company intends to enter into international alliances to originate and terminate international traffic on the Splitrock Network. For example, in cooperation with Telefonos de Mexico, S.A. de C.V. ("Telmex"), Mexico's primary telephone company, the Company intends to test connectivity between the Splitrock Network and Telmex's data network.

     Provide Superior Comprehensive Customer Service. Splitrock believes that superior customer service is a critical element in attracting and retaining customers and expanding value added services to existing customers. In particular, the Company has established two 24-hours-a-day, seven-days-a-week network operating centers ("NOC") located at The Woodlands, Texas and Yorktown Heights, New York. The Company intends to maintain at least two geographically dispersed NOC's, each of which will be able to monitor the entire Network and provide rapid problem resolution.

SPLITROCK'S NETWORK

     Overview. The Splitrock Network is a facilities-based nationwide ATM-based commercial telecommunications network. The Network reaches U.S. businesses and households by a local call with V.90 modem access in every market with a population of at least 100,000 as well as several smaller markets. Upon completion of the Network Build, the Splitrock Network will have approximately 370 active POPs with a physical presence in all 50 states, targeting over 90% of U.S. businesses and households with a local call.

     On June 24, 1997, but effective July 1, 1997, the Company entered into the Prodigy Agreement to provide nationwide Internet dial access and related services to Prodigy for its subscribers on the new Splitrock Network. In order to provide Internet dial access services to Prodigy while the Splitrock Network was being deployed, the Company acquired the Prodigy Legacy Network and began immediately providing Internet dial access and related services to Prodigy for its subscribers. Additionally, the Company continued Prodigy's previous use of the IBM Network to cover market areas that were served neither by the Splitrock Network nor the Prodigy Legacy Network. As of December 31, 1998, the Company handled more than one billion minutes of Internet traffic per month for Prodigy. As of December 31, 1998, approximately two-thirds of the traffic was carried on the Splitrock Network and approximately one-third on the Legacy Network. As the Network Build progresses, Prodigy Legacy Network POPs are decommissioned and access to specific IBM Network POPs are terminated when appropriate. About 75% of the Prodigy Legacy Network POPs were decommissioned by the end of 1998, and the balance are planned for decommissioning by the end of June, 1999. Likewise usage of the IBM Network is expected to decline in the first half of 1999 and be substantially eliminated during the third quarter of 1999. In addition to providing Internet dial access and related services to Prodigy, the Company launched Internet dedicated access (transit) services and VPN services on a limited basis to select customers during the second half of 1998.

     Network Performance. Inverse Technology, Inc. ("Inverse") measures and reports eight parameters of ISP's network performance (24-hour call failure rate, evening-hour call failure rate, business-hour call failure rate, initial modem connect speed, average time to login, average DNS (Domain Name System) lookup time, average Web throughput and average total Web failures/timeouts). Overall, the ratings for Prodigy exceeded or equaled the industry ratings in at least six of the eight parameters for each of the months of May through December 1998. In particular, Inverse reported that Prodigy's evening-hour call failure rate was equal to or better than the industry average for 7 of the 8 months between May and December 1998. The Company believes call failure rate is the most important network measure in terms of customer satisfaction. The 13 providers making up the Inverse industry average are: AOL, AT&T, CompuServe, Concentric, EarthLink, GTE, IBM, Cable & Wireless, Microsoft Network, MindSpring, NETCOM, Prodigy, and UUNET. Investors should not place undue reliance on Inverse's reports as a measure of network performance because such reports do not measure and report on all factors that may affect the quality of the Company's services. For example, Inverse's reports are based on tests conducted on selected days at a random sampling of only 42 of Splitrock's POPs.

     The Splitrock Network Architecture. The Splitrock Network, through its ATM-to-the-Edge(TM) Network architecture, allows the Company to concurrently provide multiple services such as data, video and voice to its customers and to incorporate future technology changes at relatively low incremental investments. As a result, the Company believes it has created a more efficient network than its competitors, thereby reducing future operating costs and concurrently improving reliability to the end user.

     Communication service providers have typically provided services using two predominant types of infrastructure, one geared towards voice service and the other designed to optimize data communications. These infrastructures are based on (i) telecommunications switches designed primarily for voice grade services or (ii) data telecommunications routers and switches designed primarily for communications between computers. Practical considerations and equipment constraints have led to the development of these two types of distinct network infrastructures. Voice telecommunications service providers historically have needed to provide a high level of reliability because of the need for life dependent emergency services such as 911 calls. Since telephone services use relatively simple handsets that cannot redial or re-transmit automatically if disconnected, telephone network providers depend upon equipment reliability, network architecture design, network management and maintenance to meet their service needs and reliability constraints. Data telecommunications service providers, on the other hand, have the benefit of highly intelligent terminals at the end-user. These terminals usually can determine if a transmission error has occurred and automatically re-transmit data and even reconnect a session if necessary. With the help of intelligent terminals, data telecommunication service equipment run complex routing algorithms that allow them to locate and find the best route to transmit data. While providing a high degree of flexibility, data telecommunication service equipment is generally plagued with system reliability issues and often unpredictable performance. This attribute has historically differentiated data telecommunication service equipment from voice telecommunication service equipment.

     In order to create a network which efficiently supplies multiple types of services, such as data, video and voice, a company must make the platform reliable enough to support voice, yet flexible enough to support data. To date, companies successfully providing voice and data concurrently have partitioned their network's bandwidth to support two separate service infrastructures. Part of their bandwidth is used for voice, employing voice telecommunications service switches, and the other part is used for data, employing standard data telecommunication equipment in the network.

     Separating bandwidth use has been a practical way to provide multiple services. Particularly today, when voice traffic still dominates the majority of bandwidth transferred over most networks, all major networks have partitioned their bandwidth into two separate components, one to carry voice and the other to carry data. As long as data represents a small portion of network traffic, this partitioning remains practical. However, it is expected that the rapid growth of data will soon cause data to consume more bandwidth than voice. When that occurs, partitioning will make network bandwidth utilization very difficult to optimize while creating significant management complexity.

     The Splitrock Network was designed to address these and other constraints facing older networks by not requiring the separation of bandwidth for different types of services. In the process of designing the Network the Company sought to create a Network infrastructure which could (i) efficiently offer data, video, and voice services concurrently, (ii) reduce operating costs by more efficient utilization of network resources and (iii) provide high quality service for all services offered on the Network.

     The Company believes that three features distinguish the Splitrock Network from other telecommunications networks. First, Splitrock uses the Lucent AC-120 switch which supports multiple services at every POP of the Network. The Company believes that this "intelligent" ATM switch differs from typical ATM backbone switch engines because it supports many access protocols to the Network whereby an array of data, video and voice services can be sent and/or received, such as IP, frame relay, ATM, Ethernet, T-1, T-3, OC-3 and many other digital as well as analog interfaces. Also, the Lucent AC-120 is scalable with up to fourteen interface module slots designed to house interface cards supporting these various services. The Lucent AC-120 translates these native service protocols into standard ATM format and transports any service as an ATM connection. In addition, the Lucent AC-120 implements a patented queuing algorithm, allowing simultaneous support of data, video and voice services on a unified platform without loss of quality of service even during periods of high network utilization. The queuing algorithm eliminates the need for bandwidth allocation to different kinds of services.

     Second, to manage the large number of ATM switches in the Network, the Company organized the Network architecture into classes and regions. This architecture allows the Company to more quickly introduce new services because all new services can be layered on the Network's ATM switching fabric without alterations being made to the fabric itself. A new network service has two components, the protocol that defines the format of the information payload and the signaling or routing instructions required to direct the information to its destination in the network. The Splitrock Network ATM switching platform streamlines the signaling process because routing information is concentrated in a limited number of central sites in the Network (known as core sites) rather than having signaling or routing information interpreted by switches or routers at every point of the network as occurs, for example, in a typical IP-based network. Therefore, to introduce a new service, the Company only needs to deploy the proper signaling or routing processors at a few core sites instead of hundreds of switch or router sites distributed around the network. This reduced number of routing decisions also allows for better management and typically faster throughput than other networks.

     Third, most modern networks achieve transmission efficiencies by deploying ATM switching engines in three to twenty access sites only in the core backbone of their network. In contrast, Splitrock has created an ATM switching fabric that blankets the entire network (i.e., ATM switches are located in all POPs throughout the Splitrock Network). At the end of the Network Build, Splitrock expects to have approximately 370 ATM switches deployed in its Network. The ATM-to-the-Edge(TM) Network forms the basic platform for Splitrock to offer multiple services to all users on the Network.

     The Splitrock Network is organized into three classes of access sites: core sites, hub sites and remote sites. The architecture partitions the entire Network into 21 regions, with a core site in each region. The core site is generally located in the city with the most traffic in that region. Users access the Network within a region by connecting to either a core, a hub or a remote site. The core sites form the backbone of the Splitrock Network, with the hub and remote access sites extending the reach of the backbone.

     The following diagram is a simplified illustration of the Company's ATM-to-the-Edge(TM) Network architecture, and is designed for illustrative purposes only. It does not represent the actual number or location of POPs.
                                   [SITEMAP]

     Splitrock's 21 core sites are equipped with Lucent AC-120 switches. Using ATM technology, these core sites are logically fully meshed, allowing traffic to pass directly from any one region to any other region. The core sites are interconnected by standard transmission links such as DS-3 or OC-3, which are available from Interexchange Carriers ("IXCs") such as MCI WorldCom, Inc. ("MCI WorldCom") and Qwest Communications International Inc. ("Qwest"). Because the Lucent AC-120 conforms to standard transmission specifications, the Company can purchase bandwidth on an actual need basis between each site and upgrade these links as the bandwidth demand increases.

     In addition, each core site is equipped with special protocol processors to enable the Network to accommodate demand for a wide variety of services. For example, to support IP protocol for Internet services, standard Cisco IP routers are installed, one per core site. These are the only routers installed in the Network as opposed to other networks which have routers installed throughout the network. Since a router has direct connections to every other router in the Splitrock Network, the routers have very simple routing tables and can forward packets from region to region efficiently and directly.

     Hub sites service the major cities within a region. Each hub site is equipped with a Lucent AC-120 switch and all other user access equipment, including Bay Network modems, necessary for Internet dial access service. Hub sites connect to core sites over a DS-3 line or multiple T-1 lines depending on the traffic requirements. Hub sites can be connected redundantly to other hub sites or to core sites to increase network reliability. For IP traffic, all packets from a hub site are forwarded directly to the region's core site, and then forwarded to their destination region by the core site router.

     The Network has a large number of remote sites to reach the smaller cities within a region. These sites are also fully equipped with Lucent AC-120 switches and other equipment to allow user access to the same services as elsewhere in the Network. Remote access sites connect to a hub site, usually with a T-1 line. The remote sites can also be protected from transmission failures by being connected redundantly to other access sites in the region.

     The following diagram is a simplified illustration of how the Splitrock Network is designed to deliver data (including Internet), video and voice services.
                                    [GRAPH]

     Network Infrastructure. The Company believes that it has provided for future growth by ensuring that the Splitrock Network is scalable, flexible, fault tolerant, open standards and interoperable and manageable from remote locations.

     - Scalable. Splitrock's flexible, multi-layer network architecture utilizes a high-speed switching fabric enabling the Company to grow the number of POPs and the number of users served in an incremental manner that matches investment with demand. The Splitrock Network's scalability extends beyond the currently installed base of POPs to allow for growth without fundamental design changes.

     - Flexible. The Company believes that the Splitrock Network will adapt to new services and manages network resources according to each service's needs, permitting the Network to efficiently offer data, video and voice services concurrently. On the switching level, Lucent AC-120 switches adjust Network responses based on the traffic's delay and loss sensitivities. On the protocol level, the Network architecture is able to sort and direct various protocols to its designated protocol processors, including Internet packets to Cisco routers, integrated services digital network ("ISDN") signaling to workstations with ISDN software, and traditional voice network signaling to workstations with voice network ("SS7") software.

     - Fault Tolerant. Redundancy and adaptive technology in the Splitrock Network reduces the impact of isolated failures. For example, all core sites are interconnected, allowing traffic to be transferred among sites in case of a failure. In addition, key switching, routers and workstations are configured to search for alternate paths in the event of individual component or transmission line failure. The Company also has an uninterruptible power supply at each POP, limiting the impact of local power outages on the Network.

     - Open Standards and Interoperable. The Splitrock Network is entirely based on standards compliant architecture supporting various protocols, including IP, ATM, frame relay, ISDN video and SS7. This architecture allows Splitrock to interconnect freely with other carrier networks or customer networks. As a result, Splitrock can extend services of another carrier outside of that carrier's own region. In addition, potential VPN clients that use standards based protocols can easily access the Network without having to purchase special equipment that would otherwise be necessary with a proprietary network.

     - Manageable. From its NOCs, the Company is able to monitor the Network remotely, perform network diagnostics and equipment surveillance, and inform customers when a network problem occurs. As a result of the Company's network architecture, these tasks may be performed remotely regardless of POP location or network status. This capability allows the Company to control costs associated with on-site network configuration and repair.

     Network Management. The Company believes that superior customer service is important in attracting and retaining new customers, and expanding value added services to existing customers. In particular, the Company believes it is critical to maintain two geographically dispersed NOCs, each of which is able to monitor the entire Network and provide rapid problem resolution. The Company has established two 24-hours per day, seven days per week NOC facilities located in The Woodlands, Texas and Yorktown Heights, New York .

     Peering. Peering arrangements between the Company and ISPs are necessary to exchange traffic destined for other networks and to allow external traffic access to the Splitrock Network. With Prodigy as a customer, the Company carries a significant amount of Internet traffic. The Company is building an infrastructure equivalent to other Tier 1 providers and it has sought peering relationships with many Tier 1 and Tier 2 ISPs. Peering arrangements have been established with six ISPs, including Sprint and PSINet, and the Company is currently in discussions with other ISPs in order to broaden its peering capabilities. The Company peers with other networks from a core site through an industry standard Cisco router, which promotes proper protocol exchange between Splitrock and other ISPs.

     Transmission Services. The Company leases long distance connections of various bandwidths to connect sites in the Network. The choice of long distance carriers is based on their network reliability, bandwidth availability, responsiveness and pricing. The Company currently leases a majority of its long distance connections from WorldCom and periodically reviews the capability and costs of such services by other suppliers, such as Sprint and Qwest. The Company continues to monitor its needs for greater bandwidth and may enter into agreements to enlarge its bandwidth capability.

     The Company leases local connections (DS-1, T-1 or ISDN PRI) to access the end-user. The local service providers are selected based on their reliability, service availability, responsiveness, pricing and minimum switch congestion during busy hours. Based on these criteria, the Company has existing relationships with many competitive local exchange carriers ("CLECs") and all major incumbent local exchange carriers ("ILECs") in the country.

PRODUCTS AND SERVICES

     General. The ATM-to-the-Edge(TM) Network enables the Company to offer new services with lower incremental investment than that required by less flexible networks. Currently, the Company provides Internet access options and related-services, including Internet dial access services and Internet dedicated access services, as well as VPN services. The Company is seeking to increase total Network utilization primarily by targeting providers of business services (daytime intensive traffic) and, to a lesser extent, providers of consumer services (evening intensive traffic).

     Internet Service Options. The Company provides the following Internet access options and related services to its customers:

     - Dial Access. The Company's Internet dial access services offer a cost effective Internet solution that provides V.90 modem access to the Company's advanced ATM-to-the-Edge(TM) Network via ordinary telephone lines. The Company's Internet dial access services provide smaller ISPs with the opportunity to increase their user base over time while at the same time providing larger ISPs the opportunity to cost effectively manage their growth. The Company currently provides Internet dial access services to Prodigy for its subscribers. The Company intends to primarily target business focused ISPs and businesses and, to a lesser extent, ISPs with residential customers to maximize traffic throughout the Network. During the twelve months ended December 31, 1998, Prodigy was the Company's primary wholesale Internet dial access service customer providing substantially all of the Company's revenues.

     - Dedicated Access. The Company offers high speed dedicated connectivity to the Internet for both business users and ISPs. The Company's Internet dedicated access (transit) services provide full time dedicated Internet connectivity at a range of access speeds from 56 Kbps to 155 Mbps. The Company is targeting carriers (i.e. ISPs, ILECs, CLECs, regional long distance providers and wireless providers) and corporate users as potential customers for this service. The Company's Internet dedicated access services provided less than 1% of total revenue during 1998.

     VPN Services. Many companies today have private data communication networks built on expensive leased lines designed to transfer data between office locations. The Splitrock VPN services (both dedicated and dial) offer companies a cost-effective alternative to leased lines. The Company expects that the provision of VPN services will be an important focus of its future business.

DISTRIBUTION STRATEGY

     Through the combination of a direct sales force and alternative distribution channels, the Company believes that it will be able to access markets and increase revenue-producing traffic on the Splitrock Network. To implement its distribution strategy, the Company is developing an in-house sales force. In addition, in November 1998, the Company launched its agent reseller program and entered into an agreement with Community ISP, Inc. Under this agreement, the Company will provide dial access services to Community ISP's target market, primarily affinity groups and small businesses. The Company will continue to pursue other alternative distribution channels in 1999.

     The Company intends to also utilize its direct sales force to market its products and services directly to ISPs, carriers, value added service providers and medium and large businesses. The Company intends to utilize alternate distribution channels to market its products and services to medium and small businesses. These alternate distribution channels include agents, resellers and wholesalers.

     - Agents are independent organizations that sell the Company's products and services under the Splitrock brand name to end-users in exchange for revenue based commissions. The Company intends to identify agents that generally focus on specific market segments (such as medium and small businesses) and have existing customer bases. Sales through this alternative distribution channel would require the Company to provide the same type of services that would be provided in the case of sales through its own direct sales force, such as order fulfillment, billing and collections, customer service and direct sales management.

     - Resellers are independent companies that would purchase the Company's products and services and then "repackage" these services for sale to their customers under their own brand name. The Company believes that resellers will require access to certain of the Company's business operating systems in connection with the sale of the Company's services to the resellers' customers. Sales through this distribution channel generally would not require the Company to provide order fulfillment, billing and collection and customer service.

     - Wholesalers are independent companies that will purchase network service capabilities in large quantities from the Company in order to market their own products and services under a brand name other than Splitrock. The Company believes that wholesalers would have minimal dependence on the Company's business support systems in connection with the sale of services to their customers.

CUSTOMERS

     The Company currently provides Internet dial and dedicated access and VPN services to its customers. To date, Internet dial access services have provided substantially all of the Company's revenue. The Company expects this percentage to decrease as the Company continues to add new customers.

     Internet dial access customers. Prodigy has been the Company's customer since July 1997 and has provided $22.7 million (100% of total revenues) of Internet dial access revenue during the period from July 1997 to December 31, 1997 and $63.6 million (99% of total revenues) of Internet dial access revenues during the twelve months ended December 31, 1998.

     Under the terms of the Prodigy Agreement, the Company provides services for each of the types of Prodigy subscribers, Prodigy Classic and Prodigy Internet. The Company's services for Prodigy Classic subscribers was to end not later than December 31, 1998. In mid-1998, the Company, at Prodigy's request, agreed to extend the date for one year with termination to occur not later than December 31, 1999. Prodigy recently announced that it will only continue Prodigy Classic service until October, 1999. As of December 31, 1998 Prodigy Classic users represented less than 25% of the total subscriber count billed to Prodigy. The Company has recently agreed, effective January 1, 1999, to lower the Subscriber-Based Rate for those Prodigy Classic subscribers who are enrolled with Prodigy under a reduced plan of $9.95 or less per month and are restricted to lower usage. Since the latter part of 1997, Prodigy has sought to migrate Prodigy Classic subscribers to Prodigy Internet and other service plans. Prodigy Internet subscribers billed by the Company increased 46% from the end of 1997 to the end of 1998. The Company expects Prodigy Internet subscribers to continue to increase in 1999.

     Internet Customers. There are over 4,000 ISPs in the U.S. today. Most of these do not have their own nationwide network and thus require transit service to the Internet. Commencing in May 1998, the Company has provided Internet dedicated services to businesses which offer business critical connectivity featuring redundant, high-speed (T-1, T-3) backbone connections, and 24-hour operational and environmental monitoring. The Company does not expect that revenues from Internet dedicated services will be significant in comparison to other revenues for the foreseeable future.

     VPN customers. The Company has entered into VPN service contracts but through December 31, 1998 no significant services have been rendered and no revenues have been derived from VPN customers for VPN services. The Company will continue targeting VPN services in 1999.

CUSTOMER SERVICE

     Splitrock believes that superior customer service is a critical element in attracting and retaining customers and expanding value added services to existing customers. In particular, the Company believes it is critical to maintain two geographically dispersed NOCs, each of which is able to monitor the entire Network and provide rapid problem resolution. Since the first quarter of 1998, the Company believes that it has developed a customer service platform which will minimize the impact of future service interruptions and provide superior customer service. Specifically, the Company has established two NOCs operating 24 hours per day, seven days per week located in The Woodlands, Texas and Yorktown Heights, New York. Each of these NOCs has the capability to manage traffic, monitor system status and remotely implement solutions to system interruptions.

     In the first half of 1998, the Company implemented a number of systems and procedures to provide superior customer service. The Company has installed a leading customer support trouble ticketing and workflow management system from Remedy Corporation ("Remedy") to track, route and report on customer service issues. In addition, software installed at the NOCs enables the Company to remotely service customer connections to the Splitrock Network. In addition, field service personnel from the Company or third party vendors are dispatched in the event of an equipment failure that cannot be serviced remotely.

     To support anticipated growth in customers on the Network, beginning in the first quarter of 1999, the Company intends to establish a customer call center to provide customer support 24 hours per day, seven days a week.

BUSINESS SUPPORT SYSTEMS

     General. Through the development of scalable business support systems, the Company believes that it has the opportunity to establish a competitive advantage relative to traditional network service providers. Traditional network service providers typically operate extensive legacy business support systems with compartmentalized architectures that limit their ability to scale rapidly and introduce enhanced services and features. In connection with the expansion of the Splitrock Network, the Company is creating business support systems with an architecture designed to maximize both reliability and scalability. Furthermore, in establishing its business support systems, the Company has attempted to develop Company-wide standardization of hardware, software, database platforms and problem solving in order to maximize system automation and minimize employee manual processing. Business support systems are, or will be, distributed throughout the Splitrock Network, which improves network performance, recovery and reliability, while also providing real-time capture of statistical and accounting data. Splitrock utilizes, when available, industry standard software systems developed and maintained by third party vendors but customized for the Company's specific needs.

     Network Management. The Company believes that an up-to-date management platform is critical for the Company to be competitive and provide customers with quality services. The Company has put in place a modern management platform to manage the extensive Splitrock Network. The new management platform performs operations, administration and management tasks. The Company has selected UNIX and Windows NT based computing systems for network management to ensure ease of upgrades in the future. Key features of the system are provided by third party vendors, including an SQL database for information management, NetExpert from Objective Systems, Inc. for equipment monitoring, Remedy for trouble request tracking, and other software running tasks that monitor network utilization. The Company has customized most of these platforms to ensure maximum Network flexibility and efficiency. The systems also have sufficient capacity to expand without significant design changes.

     Billing. The Company selected an industry-standard billing system and began implementation in late 1998. This billing system and the associated infrastructure systems are adequate for the Company's current needs but must be refined and tailored to address the Company's evolving products and service offerings. The Company expects to modify its systems on a continuing basis to meet the demands of its customers.

SUPPLIERS

     The Company is dependent on third parties for key components of its Network infrastructure, including leased lines, transmission services and networking equipment, such as routers, switches and modems. The quantities and quality of such networking equipment required by the Company are available only from limited sources. The Company currently utilizes Lucent for ATM switching products, including the Lucent AC-120 switch, Bay Networks for its Internet dial access platform, Cisco for routers and Sun for servers. The Company also depends upon a variety of LECs and IXCs to provide telecommunication services, including leased line and collocation facilities. For long distance connections and backbone long distance transmission facilities, the Company currently uses MCI WorldCom. In addition, the Company obtains bandwidth capacity under leased line connection agreements with LECs, including Regional Bell Operating Companies ("RBOCs"), or is provided telecommunications services and leased physical space under local access/ collocation agreements with various CLECs. The Company continues to monitor its needs for greater bandwidth and may enter into agreements to enlarge its bandwidth capability.

     The Company has an agreement with IBM to use the IBM Network to cover market areas that are neither served by the Splitrock Network nor the Prodigy Legacy Network. The terms of the IBM agreement provide that either party may, upon 60 days prior notice, terminate its respective obligations under the contract for the remaining POP sites.

     As part of the Company's strategy to replace remaining POPs covered by the IBM Network and to complete the Network Build, the Company will rely upon third parties to provide equipment and services to assist in the deployment of the remaining Network Build. In 1998, the Company entered into an agreement with a contractor to provide turnkey services for the construction of 99 POP sites. This contractor also provided the Company with a $5.0 million credit facility to be used to pay amounts due under the agreement, of which $1.5 million was borrowed in early 1998 and was repaid with proceeds from the Company's offering of debt securities in 1998 ("Senior Note Offering"). Because of a failure to meet construction milestones, in November, 1998, the Company entered into agreements with other service providers and suppliers for lease acquisition and construction management services. In addition, the Company added field and office personnel for construction management, equipment rack-and-stack of the fabricated concrete shelters necessary for the POPs, provisioning, and related project management services. Management believes implementation of these additional measures, put in place before year-end 1998, was necessary for completion of the remaining sites on a timely basis. The Company expects that the planned Network Build will be substantially complete by mid-1999.

     In addition to field operation employees and contractors of the Company, the Company also engages third party vendors for routine maintenance, on-call repair and certain related services. The Company recently entered into a two-year agreement with Lucent to provide nationwide network maintenance service.

COMPETITION

     The telecommunications service industry is highly competitive. The Company expects that competition will continue to intensify as customers seek additional capacity to satisfy the continued growth of the Internet. In addition, numerous competitors, including major telecommunications carriers, are rapidly expanding their network capabilities. The Company believes that the primary competitive factors for the provision of network services are quality of service, network coverage, reliability, price, and product innovation.

     The Company's current and prospective competitors generally may be divided into two groups: (i) companies that provide Internet dial access services to ISPs and (ii) companies that provide Internet access (including Internet dial access and transit), VPN and other value added services to business customers.

     ISP Internet Access Service. According to IDC, there are over 4,000 ISPs in the United States, consisting of national, regional and local providers. The Company intends to market Internet dial access services to these ISPs. The Company's competitors in this market will be other companies that provide Internet access service to ISPs as well as ISPs which possess backbone networks enabling them to provide capacity to other ISPs. Competitors in this segment include UUNET, Verio, Concentric, PSINet and Netcom. While the Company believes that its status as an independent service provider distinguishes it from many of these competitors, some of these competitors have significantly greater market presence, brand recognition and financial, technical and personnel resources than the Company.

     Corporate Internet Access and VPN. In the corporate Internet access and VPN markets, the competitors include Internet service providers (e.g., Verio and Concentric) as well as traditional telecommunications carriers (e.g., AT&T and Sprint). Many of these competitors, in addition to their substantially greater market presence and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, many of these competitors have the ability to bundle Internet dial access and VPN services with other services such as Web hosting or long distance services. Such bundling of services may have a material adverse effect on the Company's ability to compete effectively and thus could have an adverse effect on the Company's business, financial condition and results of operations.

     The Company believes that significant new competitors will enter the network services market. Other companies, including Williams Communications and Level 3, are in the process of building or expanding networks that will have the ability to provide services comparable to those of the Company. In addition, many of the Company's competitors have the financial and operational resources to construct networks similar to the Splitrock Network. For example, Sprint recently announced that it is in the process of designing a network which will contain ATM switches at every core, hub and remote site. There can be no assurance that the Company will be able to compete effectively with these companies.

     Recent reforms in the federal regulation of the telecommunications industry have also created greater opportunities for LECs, including the RBOCs, to enter the Internet network services market and therefore compete with the Company. Such increased competition could have a material adverse effect on the Company. The Company believes that there is a trend toward horizontal integration through acquisitions of, joint ventures with, and the wholesale purchase of connectivity from, ISPs. The WorldCom/MFS/UUNet/ MCI consolidation, the Netcom/ ICG Communications Inc. merger, the Intermedia/DIGEX merger and GTE's acquisition of BBN are indicative of this trend. Such consolidations may result in the Company competing with larger companies with greater resources to devote to the development of new competitive products and services and the marketing of existing competitive products and services.

     As a result of increased competition and integration in the industry, the Company could encounter significant pricing pressure, which in turn could result in significantly lower average selling prices of the Company's services. There can be no assurance that the Company will be able to offset the effects of any such lower prices with an increase in the number of its customers, growth in sales to its customer base, higher revenue from enhanced services, cost reductions or otherwise. In addition, the Company believes that the Internet access and related services industry is likely to undergo further consolidation in the near future, which could result in increased price and other competition in these industries and, potentially, other portions of the industry, including the market for VPN services. Increased price or other competition could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that the Company will have the financial resources, technical expertise or marketing and support capabilities to continue to compete successfully.

REGULATION

     Overview. Although the Company is not currently subject to direct regulation by the FCC, it operates in a highly regulated industry and therefore changes in the regulatory environment relating to Internet related and other telecommunications services, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from RBOCs or other telecommunication companies, could have a material adverse effect on the Company's financial position or results of operations.

     Various existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the industry operates. Neither the outcome of these proceedings, nor their impact upon the telecommunications industry generally, or on the Company particularly, can be predicted at this time. In addition, over the past several years both the federal and state governments have adopted new legislation and rules profoundly affecting the telecommunications industry. No assurance can be given that the changes in current legislation or new legislation, and the regulations adopted by the FCC or state regulators pursuant to such legislation, would not have a material adverse impact on the Company.

     Regulation of Internet Communications. In 1980, the FCC created a distinction between "basic" services, which it regulated as common carriers, and "enhanced services," which it deregulated. The FCC exempted enhanced service providers ("ESPs"), from federal and state regulations governing common carriers, including the obligation to pay access charges and regulatory fees, such as contributions to the Universal Services Fund. Management believes that the Company is an ESP and, so far, has remained unregulated.

     The enhanced classification usually applies to any service that transforms or adds content to end user messages, including protocol conversion that is not internal to a network. Under this regulatory framework, the FCC generally refrained from regulating ISPs but was rarely called upon to offer formal pronouncements on the classification of data communication services. In 1995, however, the FCC ruled at least one version of packet-switched data communications, called frame relay, can under certain circumstances be classified as a basic service and subjected to common carrier regulation.

     The Federal Telecommunications Act of 1996 ("FTA") established a distinction between "telecommunications carriers" and "information services," but a combination of a changing technology and other provisions of the FTA have made it increasingly difficult to discern the boundary between unregulated and regulated services. The FTA provides that all telecommunications carriers must contribute to the Universal Service Fund, and it directs the FCC to adopt regulations that, when fully implemented, will greatly enlarge that fund. This greatly magnifies the significance of the boundary between regulated and unregulated services, because it implies that the classification of a company under this scheme will determine whether or not it will be required to pay a form of regulatory tax.

     Since the FTA was adopted, several companies have begun providing voice telephony services over Internet-style packet-switched networks, and traditional long distance telephone companies have announced plans to migrate their services to packet-switched networks. As a consequence, the regulatory status of communications services over Internet-style packet-switched networks is presently uncertain. In an April 10, 1998 Report to Congress regarding Universal Service (the "Report"), the FCC concluded that the provision of underlying transmission capacity to ISPs constitutes "telecommunications" under the FTA. The FCC has also indicated in the Report that it would consider, in an upcoming proceeding, issues related to whether ISPs that own transmission facilities and engage in data transport over those facilities in order to provide information services are providing telecommunications to themselves, and therefore ought to be required to contribute to the Universal Service Fund. While the Report containing this conclusion does not have the force of law, it provides a strong indication of regulatory action that may be taken by the FCC in the future. A finding by the FCC that ISPs and carriers providing service to ISPs must pay Universal Service contributions could increase the Company's cost of doing business and have a material adverse effect on the Company.

     To the extent that the Company may provide Internet telephony (i.e., a service in which a voice transmission is made over a packet-switched interactive data network), such service is deemed an enhanced service and is not currently subject to federal or state regulation. There is no guarantee, however, that the regulatory status of Internet telephony will not change in the future. If Internet telephony does become subject to federal or state regulation in the future, such a development could impose substantial new costs on the Company. Therefore, there can be no assurance that new laws or regulations relating to these services, or determinations that existing laws are applicable to them, will not have a material adverse effect on the Company's business.

     The Company Operates as an Information Service Provider. The Company operates as an unregulated information service provider, as that term is defined in the FTA, and as an ESP, as that term is defined in FCC rules. Because the regulatory boundaries in this area are unclear and subject to dispute, however, the Company cannot exclude the possibility that the FCC could choose to classify some or all of its services as "telecommunications." If that happens, the Company will be required to contribute directly to the federal Universal Service Fund.

     Unlike most providers of telecommunications, the Company does not offer services indiscriminately to the public or to a broad class of customers, but instead negotiates individual service contracts with a small number of select customers. This could potentially enable the Company to claim status as a "private carrier" as opposed to a "common carrier," and thereby avoid most federal and state utility-style regulations. While private carriers are exempt from most regulations, however, they are nonetheless required to contribute to the federal Universal Service Fund. The FCC has never rendered a formal pronouncement on the Company's regulatory status, and the Company cannot predict with certainty what classification the FCC would apply if it did so. Moreover, if, in the future, the Company broadens its customer base and/or provides services according to standardized service arrangements instead of individually negotiated contracts, it could become more vulnerable to classification as a common carrier. If this occurs, the Company may incur additional regulatory costs to which it is not now subject.

     Universal Service Proceeding. If the Company maintains its current unregulated status, it may contribute indirectly to universal service to the extent that the Company is billed by telecommunications providers for the underlying service. Beginning on July 1, 1999, the federal Universal Service Fund is scheduled to provide subsidy support for service to high-cost areas served by so-called "non-rural" ILECs. The Company presently is unable to predict the potential impact of these universal service funding reforms. On October 28, 1998, the FCC adopted an econometric model incorporating a framework of fixed assumptions about network design and other basic issues. This model will be used to estimate non-rural carriers' reimbursable costs for providing the supported services, but it is dependent upon input values for the cost of network components and other parameters. The Commission has not yet determined what those input values should be. In principle, the subsidy increases necessary to support the scheduled enlargement of the fund should be offset by reductions in prices that ILECs charge for certain services in urban areas. However, the Company can provide no assurance that regulators will effectively manage this transition.

     Regulatory Safeguards Affecting Underlying Service Providers. The Company is heavily dependent upon telecommunications carriers for the transmission capacity that underlies its enhanced network. To the extent that some of these carriers have dominant control in certain geographic markets and may compete with the Company in providing enhanced services, this creates a motive and potential means for those carriers to discriminate against the Company. At present, the RBOCs are allowed to provide enhanced information services within local area transport arrangements ("LATAs") but they are restricted from providing enhanced services on an inter-LATA basis, except to the extent that they do so on an unbundled basis that allows end users to choose their own inter-LATA transmission carriers.

     Under Section 271 of the FTA, the RBOCs will be allowed to provide inter-LATA service, including inter-LATA information services, when they satisfy a regulatory checklist of local competition requirements. The RBOCs have resisted compliance with those requirements, and several of them challenged
Section 271 as an unconstitutional bill of attainder. Although the RBOCs persuaded one federal district court judge to accept their arguments, two U.S. courts of appeal have turned back that challenge, and the U.S. Supreme Court has declined to review one of those appeals court rulings. A petition to review the other appeals court ruling is still pending, but it appears likely that the Supreme Court will decline it as well. The Company can provide no assurance that it will be able to compete effectively with the RBOCs it uses if or when existing restrictions are removed.

     Regulations Affecting Competitors Affiliated with Competitive Local Exchange Carriers. Some of the Company's competitors are affiliated with CLECs, and the FTA and FCC regulations provide certain advantages to CLECs that are not available to stand-alone information service providers. The Company cannot predict whether it will be able to compete effectively with such companies, either in its current configuration or by creating or affiliating itself with a CLEC.

     Potential Liability of ISPs. The law in the United States relating to the liability of ISPs and providers of transmission capacity for information carried on, disseminated through or hosted on their systems is currently unsettled. The FTA and statutes enacted or under consideration in some states impose civil and criminal liability upon ISPs, or providers of transmission capacity to ISPs, for the transmission or dissemination of certain types of information and materials. The imposition of such liability may require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources. Regulations, litigation, or legislation could affect the demand for the Company's services.

TRADEMARKS AND TRADE NAME

     The Company filed federal trademark applications for the marks "Splitrock" and "A Carrier of Wisdom" on September 18, 1997, and "splitrock.net" on March 6, 1998. The Company also filed separate federal trademark applications for logos on the above dates, for Splitrock with triangle design on June 16, 1998, for the mark "splitrock.com" on July 27, 1998, and for the mark "ATM-to-the-Edge" in March, 1999. These applications are pending and the Company has no assurance that they will be granted. Trademark applications for the marks "Splitrock", "A Carrier of Wisdom" and Splitrock with triangle design also have been applied for in numerous foreign countries. "Splitrock Services, Inc." is a trade name of the Company.

INSURANCE

     The Company has insurance coverage it believes to be adequate for the risks of the businesses in which it is engaged. The Company carries property, general liability and directors and officers liability insurance. In addition, the Company has an umbrella policy applicable to general liability, auto liability, and employers liability. Such coverage may not be adequate or available to compensate the Company for all losses that may occur. The occurrence of a significant loss not fully covered by insurance could have a material adverse effect on the Company.

EMPLOYEES

     As of December 31, 1998, the Company had 154 full-time employees and 34 independent contract workers. None of the Company's employees are represented by a union. The Company has experienced no strikes or work stoppages and considers its relations with its employees to be satisfactory.

     The Company believes that its ability to successfully implement its business strategies will depend on its continued ability to attract and retain qualified employees. While the Company is expecting to add employees throughout its organization, the Company will focus on recruiting new technical and sales and marketing employees. The Company expects to employ over 300 employees and independent contractors by the end of the second quarter of 1999, and approximately 400 by the end of 1999. Independent contractors are expected to continue to represent between 5% and 10% of the Company's total workforce. In order to attract and retain highly qualified employees, the Company believes that it is important to provide a competitive compensation program that aligns employees' interests with the Company's. The Company's noncash benefit programs are designed to be comparable to those offered by its competitors. There can be no assurance that the Company will be able to attract and retain the personnel necessary to implement its strategies.

ITEM 2. PROPERTIES AND FACILITIES

     Until June 1998 the Company leased approximately 8,000 square feet of space in The Woodlands, Texas for its headquarters and administrative facilities. In July 1998, the Company moved its headquarters and administrative facilities to a larger facility containing approximately 25,000 square feet in The Woodlands, Texas. The lease on the current facility expires in 2003. The Woodlands, Texas NOC is also housed in this facility. In March 1999, the Company entered into a long-term lease agreement for approximately 69,000 square feet in The Woodlands, Texas and expects the new facility will be ready for occupancy not later than August 1999. The new facility will become the Company's headquarters, and the existing space will continue to be utilized as a NOC, and customer care center. In addition, the Company was granted an option to lease additional space in a building which will be constructed adjacent to the new facility and which will contain approximately 69,000 square feet. If this option is exercised by a certain date, the Company has the option to terminate the lease of the 25,000 square feet facility before the end of the term. The Company believes the present lease, the lease of the new facility and the option to lease additional space in the building which will be built adjacent to the new facility combine to provide the Company the flexibility and assurance that it will be able to manage its anticipated growth needs for the foreseeable future.

     In addition to the building leases and option, Splitrock has been granted an additional option to purchase all, or any part greater than 20 acres, of an approximately 30 acre tract of land in The Woodlands, Texas. After June 30, 2000 and until December 31, 2001, Splitrock has the right of first opportunity to purchase such land at its fair market value as well as the right of first refusal to purchase such land on the same terms as the seller is willing to sell the land to a third party purchaser in a bona fide arms-length transaction. If Splitrock purchases the land and builds one or more buildings on it, Splitrock will be permitted to terminate its then existing leases with the landlord provided that (i) the square footage of the new building or buildings is at least equal to the square footage of the leases being terminated and (ii) at least three years has elapsed since the commencement date of each lease being terminated.

     The Company also subleases from Prodigy a facility of approximately 12,500 square feet in Yorktown Heights, New York for the Company's Yorktown Heights office and NOC. This lease expires on February 28, 2001 but is subject to early termination on December 31, 1999 upon three months written notice. The Company intends to exercise the early termination provision, and currently plans to move its Yorktown Heights, New York facility to another location in the New York metropolitan area.

     In connection with its Network operations, the Company leases commercial space or has collocation agreements for its installed telecommunications equipment throughout the U.S. for those POPs deployed in the first phase of the Network Build. These leases and collocation agreements have an average term of three years and average monthly payments ranging up to several thousand dollars. In many cases, the Company has the option to renew the commercial leases, and extend the collocation agreements with the LEC's or CLEC's. The Company considers these facilities and arrangements to be suitable for its present needs. The Company did not assume leases related to the Prodigy POPs in connection with the Prodigy Agreements. As of December 31, 1998, the Company has entered into a number of additional leases of raw land for the deployment and placement of its telecommunication shelter facilities for the remaining Network Build. The Company expects to substantially complete all required site lease acquisitions for the Network Build in the second quarter of 1999.

ITEM 3. LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     There is no established public trading market for the Company's Common Stock. As of March 19, 1999, there were 27 record holders of the Company's Common Stock. The Company has not paid any dividends since its inception. The indenture ("Indenture") governing the Company's 11 3/4% Series B Senior Notes due 2008 ("New Notes") restricts the Company's ability to pay dividends.

     On July 24, 1998, the Company sold 261,000 units consisting of $261.0 million principal amount of 11 3/4% Senior Notes due 2008 ("Original Notes") and warrants to purchase 2,642,613 shares of Common Stock (the "Senior Notes Offering"). In November 1998, all of the Original Notes were exchanged for the New Notes, which were substantially identical with the Original Notes, except there were no restrictions on transferring such New Notes. At the same time the warrants and underlying Common Stock were registered under the Securities Act of 1933.

     In June 1998, a director of the Company, exercised a stock option previously granted to him and purchased 1.0 million shares of Common Stock of the Company for $1.1 million. A former employee of the Company also exercised an option to purchase 15,000 shares of Common Stock for $0.625 per share in the fourth quarter of 1998. These sales of stock were made pursuant to the Company's 1997 Incentive Share Plan and were exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules promulgated thereunder.

     On September 14, 1998, a stockholder of the Company and a wholly owned subsidiary of the controlling stockholder of Prodigy, exercised a warrant to purchase 5.0 million shares of the Company's Common Stock for $0.625 per share. This exercise was exempt from registration under Section 4(2) of the Securities Act of 1933 and the rules promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

     The following selected financial information set forth below with respect to the Company's statements of operations for the period from inception (March 5, 1997) to December 31, 1997 and the year ended December 31, 1998, and the balance sheet data as of December 31, 1997 and 1998, are derived from the financial statements of the Company audited by PricewaterhouseCoopers LLP, independent public accountants. The data set forth below should be read in conjunction with the historical financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                             PERIOD FROM INCEPTION
                                                                (MARCH 5, 1997)
                                                                    THROUGH               YEAR ENDED
                                                               DECEMBER 31, 1997      DECEMBER 31, 1998
                                                             ----------------------   ------------------
                                                             (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER
                                                                           SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue....................................................       $    22,708            $    63,611
Operating expenses:
  Network personnel costs..................................               437                  4,972
  Network operating costs..................................             1,925                 30,055
  Legacy Network costs.....................................            25,341                 58,271
  Severance costs(1).......................................               463                     --
  Selling, general and administrative......................             1,276                  4,296
  Depreciation and amortization............................             3,500                 13,850
                                                                  -----------            -----------
          Total operating expenses.........................            32,942                111,444
                                                                  -----------            -----------
Loss from operations.......................................           (10,234)               (47,833)
Other income (expense):
  Interest income..........................................               348                  5,393
  Interest expense.........................................              (235)               (15,390)
                                                                  -----------            -----------
Loss before income taxes...................................           (10,121)               (57,830)
Provision for income taxes.................................                --                     --
                                                                  -----------            -----------
Net loss...................................................       $   (10,121)           $   (57,830)
                                                                  ===========            ===========
Loss per share -- basic and diluted........................       $     (0.24)           $     (0.73)
                                                                  ===========            ===========
Weighted average shares -- basic and diluted...............        42,824,000             78,844,000
                                                                  ===========            ===========

                                                                      AS OF
                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1998
                                                              ---------   ----------
                                                              (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents...................................   $ 7,710     $ 28,330
Restricted investments(2)...................................     3,472       58,477
Unrestricted investments....................................        --      120,475
Property and equipment, net.................................    38,504       73,899
Total assets................................................    54,388      296,141
Long term debt and capital lease obligations (including
  current portion)..........................................    25,120      275,581
Stockholders' equity (deficit)..............................    20,407      (30,291)

---------------

(1) Prior to January 1998, certain staffing positions were filled by Prodigy employees who were subcontracted to the Company. In the fourth quarter of 1997, the Company recorded a severance charge related to the elimination of 13 of these positions.

(2) As of December 31, 1997, the Company had an outstanding letter of credit in the amount of $3.5 million. This letter of credit was secured by the amount in the restricted cash account. In the first quarter of 1998, the Company exercised its early purchase option with regard to the related capital lease and the letter of credit was retired. Restricted investments as of December 31, 1998, represents escrowed funds that, together with interest received thereon, will be sufficient to pay, when due, the first four semi-annual interest payments on the New Notes.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     This section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by safe harbors created thereby. Stockholders are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the ability of the Company to continue its Network Build, the ability of the Company to diversify its services and customers, the ability to obtain necessary supplies, the ability to make projected capital expenditures, and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this section that address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature hereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of the Company's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

OVERVIEW

     Splitrock Services, Inc. is a provider of telecommunications services, including high speed Internet access services, on its advanced nationwide network, based on ATM switching technology. The Company is deploying this advanced technology in every operational POP of its Network. Currently, the Company is providing Internet dial access and related services to Prodigy for its subscribers. During the twelve months ended December 31, 1998, Prodigy was the Company's primary wholesale Internet dial access customer, accounting for substantially all of the Company's revenue.

     In September 1997, the Company began constructing and installing an advanced nationwide Network designed to give the Company a physical presence in all 50 states, and targeting 90% of U.S. businesses and households with V.90 modem access local call. The Network POPs are capable of providing Internet access to businesses and households in every market in the United States with a population of at least 100,000, as well as many smaller markets. The Company expects to achieve the planned coverage with approximately 370 POPs upon completion of the Network Build, which the Company believes will be substantially completed by the end of the second quarter of 1999. The expanding Network is supported by two NOCs equipped with state-of-the-art Network management systems.

     Through the combination of a direct sales force and alternative distribution channels, the Company believes that it will be able to access markets and increase revenue-producing traffic on the Splitrock Network. To implement its distribution strategy, the Company is developing an in-house direct sales force. The Company intends to utilize its direct sales force to market its products and services directly to ISPs, carriers, value added service providers, and medium and large businesses. The Company intends to utilize alternate distribution channels, such as agents, resellers and wholesalers, to market its products and services to medium and small businesses.

     Given the fixed cost nature of the Splitrock Network's infrastructure, the Company seeks to increase total network utilization primarily by targeting providers of business services (daytime intensive traffic) and, to a lesser extent, providers of consumer services (evening intensive traffic) to maximize Network utilization throughout a 24-hour period. Current Network utilization peaks in the evening hours to support Prodigy's residential Internet subscribers. The Company plans to focus on providing VPN services, Internet dedicated access (transit), Web hosting and Internet dial access services. Historically, in the telecommunications industry, providing VPN services increases the length of the sales cycle when compared to providing Internet dedicated access services. Because the Company is in the early stages of building its sales force, the Company expects growth in revenues to fluctuate from quarter to quarter depending on the volume of monthly revenue of its customers and the actual date the service becomes billable to its customers. The Company cannot assure that it will be successful in its marketing plan or that it will achieve the balance of utilization of the Network facilities necessary to attain or maximize profitability or positive cash flow from operations.

     While expanding its services, the Company is also implementing a comprehensive billing system. The Company expects to modify its systems on a continuing basis to meet the demands of its customers. The Company anticipates that additional funds will be required for the continued development of the billing system and supporting infrastructure needed to absorb increases in both the number of customers serviced and the nature of services offered.

     The Company has incurred net losses and experienced negative cash flow from operations since its inception in March 1997. The Company anticipates that losses and negative cash flow from operations will continue while the Company completes the Network Build, expands its revenue base and improves the utilization of its Network. The extent to which the Company continues to incur net losses and negative cash flow from operations is largely dependent upon the timely deployment of the Network, the rate at which the Company can expand its customer and revenue base and the Company's ability to maximize use of its nationwide Network.

PRODIGY TRANSACTIONS

     On June 24, 1997, the Company and Prodigy entered into the Prodigy Agreement, pursuant to which the Company agreed to provide certain Network services to Prodigy subscribers. The Prodigy Agreement became effective on July 1, 1997. In order to provide services to Prodigy for its subscribers prior to the completion of the Splitrock Network, on July 1, 1997 the Company acquired for interim use the Prodigy Legacy Network. This acquisition consisted of substantially all network assets and related communications equipment owned or leased by Prodigy. Consideration for the acquisition of the Prodigy Legacy Network included the assumption of $5.9 million of liabilities.

     Prodigy Agreement. Under the Prodigy Agreement, the Company provides Prodigy with network services, including Internet dial services and other Network connections, and Prodigy pays the Company monthly usage-based or subscriber-based service charges equal to the lower of: (i) total subscriber hours for the month multiplied by the contracted hourly usage rate (the "Usage-Based Rate") or (ii) total subscribers for the month, as measured by a "Subscriber Count," as defined in the Prodigy Agreement, multiplied by the fixed monthly charge per subscriber (the "Subscriber-Based Rate"). The contracted hourly Usage-Based Rate increased by 9.5% on January 1, 1998 and 8.7% on January 1, 1999. The fixed monthly Subscriber-Based Rate does not increase over time. The Prodigy Agreement imposes certain minimum monthly service charges on Prodigy in the event that the lower of the Usage-Based Rate or Subscriber-Based Rate calculation is below defined levels. The minimum monthly service charges are $3.5 million through June 30, 1999, and will increase by $500,000 beginning each subsequent July 1. Additionally, in the event the average monthly hours per subscriber (calculated as the total subscriber hours for the month divided by the total subscribers at the month end) exceeds 30 hours, the Prodigy Agreement provides that Prodigy will be subject to additional fees ("Additional Fees") equal to (a) $1.00, multiplied by (b) the number of average monthly hours per subscriber in excess of 30 hours, multiplied by (c) the total subscribers at the month end. Through March 31, 1998, amounts paid by Prodigy under the Prodigy Agreement were based on the Usage-Based Rate. Since April 1998, such amounts have been based on the Subscriber-Based Rate. Over the long term the Company expects to receive amounts from Prodigy based on the Subscriber-Based Rate. As a result, amounts received by the Company from Prodigy since April 1998 have been, and over the long term (except for any Additional Fees) are expected to be, a function of the total number of Prodigy subscribers as opposed to total subscriber hours.

     The initial term of the Prodigy Agreement expires on June 30, 2001. After the initial term either party may terminate the Prodigy Agreement upon twelve months' prior written notice. If no notice is received, the term of the Prodigy Agreement is automatically extended for successive twelve-month terms. Under the Prodigy Agreement, the Company is required, among other things, to provide Prodigy with certain financial and other information and to meet certain network performance standards. The Company is required to provide certain credits to Prodigy in the event it fails to meet such network performance standards. Prodigy has the right to terminate the Prodigy Agreement following a cure period in the event of the Company's failure to comply with certain provisions of the Prodigy Agreement, including certain network performance standards. In addition, Prodigy has the right to terminate the Prodigy Agreement during the initial term without cause by providing twelve months' prior written notice and paying a termination charge of $5.0 million until July 1, 1999 and $3.0 million thereafter. In the event of certain prolonged Network failures, Prodigy also has the right to enter the Company's premises and cure such failures.

     Prodigy Services. Prodigy currently provides two services to its subscribers: Prodigy Internet and Prodigy Classic. Prodigy Internet subscribers generally have higher average usage than Prodigy Classic.

     Under the terms of the Prodigy Agreement, the Company's services for Prodigy Classic subscribers was to end not later than December 31, 1998. In mid-1998, the Company, at Prodigy's request, agreed to extend the date for one year with termination to occur not later than December 31, 1999. Prodigy has recently announced its intentions to continue Prodigy Classic service only until October 1999. As of December 31, 1998, Prodigy Classic subscribers represented less than 25% of the total subscriber count billed to Prodigy. The Company has recently agreed, effective January 1, 1999, to lower the Subscriber-Based Rate for those Prodigy Classic subscribers who are enrolled with Prodigy under a reduced plan of $9.95 or less per month and are restricted to lower usage. Since the latter part of 1997, Prodigy has sought to migrate Prodigy Classic subscribers to Prodigy Internet and other service plans.

RESULTS OF OPERATIONS

     The following table sets forth selected unaudited quarterly and audited partial year from inception and audited annual statements of operations data that are the basis of the following discussion:

                                                    THREE MONTHS ENDED (UNAUDITED)
                                -----------------------------------------------------------------------
                                DECEMBER 31,    MARCH 31,     JUNE 30,     SEPTEMBER 30,   DECEMBER 31,
                                    1997          1998          1998           1998            1998
                                ------------   -----------   -----------   -------------   ------------
                                      (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
QUARTERLY STATEMENT OF
 OPERATIONS DATA:
Revenue.......................  $    11,979    $    16,494   $    15,720    $    15,378    $    16,019
Operating expenses:
 Network personnel costs......          342          1,051         1,105          1,176          1,640
 Network operating costs......        1,364          3,127         6,275         10,419         10,234
 Legacy Network costs.........       12,222         12,295        14,795         14,641         16,540
 Severance costs..............          463             --            --             --             --
 Selling, general and
   administrative.............          680            657           971          1,192          1,476
 Depreciation and
   amortization...............        1,792          2,820         2,087          2,804          6,139
                                -----------    -----------   -----------    -----------    -----------
       Total operating
         expenses.............       16,863         19,950        25,233         30,232         36,029
                                -----------    -----------   -----------    -----------    -----------
Loss from operations..........       (4,884)        (3,456)       (9,513)       (14,854)       (20,010)
Other income (expense):
 Interest income..............          181            107            76          2,664          2,546
 Interest expense.............         (122)          (349)         (493)        (6,294)        (8,254)
                                -----------    -----------   -----------    -----------    -----------
Loss before income tax........       (4,825)        (3,698)       (9,930)       (18,484)       (25,718)
Provision for income tax......           --             --            --             --             --
                                -----------    -----------   -----------    -----------    -----------
Net loss......................  $    (4,825)   $    (3,698)  $    (9,930)   $   (18,484)   $   (25,718)
                                ===========    ===========   ===========    ===========    ===========
Loss per share -- basic and
 diluted......................  $     (0.06)   $     (0.05)  $     (0.13)   $     (0.23)   $     (0.31)
                                ===========    ===========   ===========    ===========    ===========
Weighted average
 shares -- basic and
 diluted......................   76,800,000     76,800,000    76,976,000     78,724,000     82,810,000
                                ===========    ===========   ===========    ===========    ===========
OTHER QUARTERLY DATA:
EBITDA(1).....................  $    (2,629)   $      (636)  $    (7,426)   $   (12,050)   $   (13,871)
                                ===========    ===========   ===========    ===========    ===========
Cash provided by (used in):
 Operating activities.........  $    (2,333)   $    (4,874)  $     1,162    $     5,895    $    (2,918)
 Investing activities.........       (2,878)        (2,740)       (4,974)       (13,081)      (148,717)
 Financing activities.........       (3,387)         3,253         5,640        184,331         (2,357)

                                  PERIOD FROM
                                   INCEPTION
                                (MARCH 5, 1997)
                                    THROUGH        YEAR ENDED
                                 DECEMBER 31,     DECEMBER 31,
                                     1997             1998
                                ---------------   ------------
                                (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
QUARTERLY STATEMENT OF
 OPERATIONS DATA:
Revenue.......................    $    22,708     $    63,611
Operating expenses:
 Network personnel costs......            437           4,972
 Network operating costs......          1,925          30,055
 Legacy Network costs.........         25,341          58,271
 Severance costs..............            463              --
 Selling, general and
   administrative.............          1,276           4,296
 Depreciation and
   amortization...............          3,500          13,850
                                  -----------     -----------
       Total operating
         expenses.............         32,942         111,444
                                  -----------     -----------
Loss from operations..........        (10,234)        (47,833)
Other income (expense):
 Interest income..............            348           5,393
 Interest expense.............           (235)        (15,390)
                                  -----------     -----------
Loss before income tax........        (10,121)        (57,830)
Provision for income tax......             --              --
                                  -----------     -----------
Net loss......................    $   (10,121)    $   (57,830)
                                  ===========     ===========
Loss per share -- basic and
 diluted......................    $     (0.24)    $     (0.73)
                                  ===========     ===========
Weighted average
 shares -- basic and
 diluted......................     42,824,000      78,844,000
                                  ===========     ===========
OTHER QUARTERLY DATA:
EBITDA(1).....................    $    (6,271)    $   (33,983)
                                  ===========     ===========
Cash provided by (used in):
 Operating activities.........    $    (2,233)    $      (735)
 Investing activities.........        (17,198)       (169,512)
 Financing activities.........         27,141         190,867

---------------

(1) EBITDA is defined as net loss plus net interest expense, provision for income taxes, depreciation and amortization and severance costs.

     The Company does not believe historical results are necessarily indicative of future results. The Company has focused since inception (March 5, 1997) on designing, constructing and installing a nationwide network and at the same time operating and decommissioning the Legacy Network. The Company believes the Network Build will be substantially completed by the end of the second quarter of 1999. Legacy Network costs and the costs to transition from the Legacy Network to the Splitrock Network are expected to be substantially eliminated during the third quarter of 1999. The Network Build entails coordination of many third party vendors to meet the projected build-out schedule. Delays caused by any such parties may result in delays of POP installations which would cause a delay in the Company's ability to reduce its Legacy Network costs. Such a delay could increase the Company's operating losses.

     During 1999, the Company initiated its marketing and sales efforts. In anticipation of expected utilization for additional customers and services, the Company may be required to increase network capacity and infrastructure. This added capacity and infrastructure could require additional financial, operational and management resources. If demand for Network usage were to increase faster than projected or were to exceed the Company's current forecasts, the Network could experience capacity constraints that could adversely affect the performance of the system. There can be no assurance that the Company will be able to expand or adapt its Network infrastructure to meet the additional needs on a timely basis or at a commercially reasonable cost.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO PERIOD FROM INCEPTION (MARCH 5, 1997) THROUGH DECEMBER 31, 1997

     From inception (March 5, 1997) through June 30, 1997, the Company had not yet begun deploying the Splitrock Network nor had it consummated the Prodigy Agreement. As a result, it generated no revenue and incurred limited operating expenses prior to the third quarter of 1997. Thus, a comparison of operations for the year ended December 31, 1998 to the period from inception (March 5, 1997) through December 31, 1997, effectively results in a comparison of the twelve months ended December 31, 1998 to the six months ended December 31, 1997.

     Since inception, the Company has focused on the Network Build while maintaining and decommissioning, when appropriate, the Legacy Network. Through December 31, 1998, the Company had not focused on increasing sales, as the Splitrock Network had not yet been completed. Prodigy represented the primary source of revenue for the Company during both 1997 and 1998. In the second quarter of 1998, the Company began its efforts to raise capital to complete the Network Build. On July 24, 1998, the Company issued and sold $261.0 million in Senior Notes and warrants to acquire 2,642,613 shares of Common Stock and began a campaign to recruit and employ the personnel necessary to complete, operate and maintain its Network.

     To support the Network Build, the Company has been adding employees. At the end of 1997 and 1998, respectively, the Company had 67 and 188 full time employees and contractors. Additionally, during 1998, the Company added its second state of the art NOC in The Woodlands, Texas.

     In 1998, the Company entered into an agreement with a contractor to provide services to and construction of 99 POP sites. This contractor also provided the Company with a $5.0 million credit facility to be used to pay amounts due under the agreement, of which $1.5 million was borrowed in early 1998 and was repaid with proceeds from the Company's offering of Senior Notes. Because of a failure to meet construction milestones, in November 1998, the Company entered into agreements with other service providers and suppliers for lease acquisition and construction management services. In addition, the Company added field and office personnel for construction management, equipment rack-and-stack of the fabricated concrete shelters necessary for the POPs, provisioning, and related project management services. Management believes implementation of these additional measures, put in place before year-end 1998, was necessary for completion of the Network Build on a timely basis.

UNAUDITED QUARTERLY OPERATING RESULTS

     Revenue. From inception (March 5, 1997) until June 30, 1997, the Company did not generate any revenue. As discussed above, Prodigy was the primary source of revenue for the Company in 1997 and 1998. The Company provides certain network and related services, including Internet dial access services to Prodigy for its subscribers. The revenue from Prodigy is based on the lower of the Usage-Based Rate or the Subscriber-Based Rate calculation, and is subject to a minimum monthly commitment. The Company may receive Additional Fees. See "Prodigy Transactions."

     In 1997 and the first quarter of 1998, the revenue from Prodigy was based on the Usage-Based Rate. As a result of a change in the mix of services offered by Prodigy, revenue increases in the first quarter of 1998 resulted from an increase in total subscriber hours. Total subscriber usage, as compared to the immediately prior quarter, increased 12.1%, 25.4%, 6.7%, 14.6% and 13.3% in the fourth quarter of 1997 and the first, second, third and fourth quarters of 1998, respectively. Additionally, in January 1998, pursuant to contractual terms, there was a 9.5% increase in the hourly usage rate charged to Prodigy. The hourly usage rate also increased by 8.7% in January 1999. This increase is not expected to have an impact on the Company's revenue, as the Company anticipates it will continue to be subject to the Subscriber-Based Rate calculation, which is not calculated by reference to usage but by reference to number of subscribers.

     Since the second quarter of 1998, revenue from Prodigy has been based on the Subscriber-Based Rate. The change in the method of calculation was anticipated by management as Prodigy's mix of Internet service offerings was migrating from the Prodigy Classic service, which experiences a lower usage per subscriber, to Prodigy Internet, which experiences a significantly higher usage per subscriber. The Company anticipates that revenue generated from Prodigy over the long-term will continue to be based primarily on the total number of Prodigy subscribers, as opposed to the total number of subscriber hours. Percentage increases (decreases), as compared to the immediately prior quarter, in total Prodigy subscriber counts billed to Prodigy during the fourth quarter of 1997 and the first, second, third and fourth quarter of 1998 were (3.3%), 6.4%, (8.0%), (4.9%), and 3.5%, respectively. Because the Company's current revenues are almost entirely derived from Prodigy, such revenues are primarily dependent on Prodigy's growth in subscribers, mix in services and the usage of such services.

     The Company expects the number of Prodigy Internet subscribers to continue to increase relative to the number of Prodigy Classic subscribers. Average hourly usage per subscriber is therefore continuing to increase. This increase could result in Additional Fees owing to the Company. Additional Fees are earned when average monthly usage per subscriber exceeds 30 hours per month. The Company is unable to predict when or whether it will receive any Additional Fees from Prodigy.

     Under the terms of the Prodigy Agreement, the Company's services for Prodigy Classic subscribers was to end not later than December 31, 1998. In mid-1998, the Company, at Prodigy's request, agreed to extend the date for one year with termination to occur not later than December 31, 1999. Prodigy has announced its intentions to continue Prodigy Classic service only until October 1999. As of December 31, 1998, Prodigy Classic subscribers represented less than 25% of the total subscriber count billed to Prodigy. The Company has recently agreed to lower the Subscriber-Based Rate charged to Prodigy Classic Subscribers who are enrolled with Prodigy under a reduced plan of $9.95 or less per month and are restricted to lower usage.

     While Internet dial access service provided to Prodigy's subscribers has been the only significant source of the Company's revenues to date, the Company has begun to develop and offer other services geared toward business customers. The Company expects this strategy to increase revenues in 1999 and more fully utilize the Network during the underused daytime hours without the need to add significant additional capacity.

     Currently, the Company has contracted or implemented Internet dedicated access services for several companies and smaller ISPs. Internet dedicated access services require minimal additional costs to provide service and have short sales cycles. The Company believes that the number of companies for which it provides this service will increase.

     The Company intends to provide VPN services for business customers to use the Splitrock Network to connect its remote locations and to provide dial access to remote employees. This type of service has a longer sales lead-time and is expected to require higher customer care cost. However, minimal additional capital investment is required. The Company expects that the provision of VPN (both dedicated and dial) services will be a major focus of its future business.

     Network Costs -- Overview. Network related operating expenses include all of the direct costs incurred in connection with designing, deploying and operating the Splitrock Network. These costs also include operating the Legacy Network, which includes both the Prodigy Legacy Network and the IBM Network. The Company's Network-related operating expenses are principally comprised of three categories: Network personnel costs, Network operating costs and Legacy Network costs.

     The Company anticipates its efforts and resources through mid-1999 will be substantially devoted to completing the Network Build. These construction efforts have caused and will continue to cause fluctuations in expenses from period to period, in terms of total dollars and as a percentage of revenue. Additionally, the nature and amount of expenses are expected to fluctuate as the Company completes the Network Build and transitions its focus to maintaining and improving operations and adding customers in new service lines.

     Network Personnel Costs. Network personnel costs include all internal personnel expenses incurred in connection with designing, deploying and operating the Splitrock Network. Network personnel have steadily increased as the Company continues to build the Network infrastructure necessary to support the Network facilities and the services offered. The large increase in the last quarter of 1998 was the result of an increase in recruiting and hiring, as funding was available. At December 31, 1997 and 1998, the Company had 67 and 188 employees and contractors, respectively. The Company expects increases in Network personnel to continue as the Company adds additional employees to develop and improve operations for new services.

     Network Operating Costs. Network operating costs include all expenses, other than personnel costs, incurred in connection with designing, deploying and operating the Splitrock Network. These costs primarily include leased telecommunication line charges for both access and transmission and operating expenses related to the Network operations, customer support, engineering, information technology, field operations and facility management. Steady increases in operating costs relate to the rise in Network facilities and in line charges incurred in connection with the growth in total subscriber usage. As of December 31, 1998, the Company had 107 operational POPs and expects to have approximately 370 operational POPs at the completion of its Network Build.

     During construction of new POP sites, access and transmission lines are installed and charges are incurred as a POP site becomes operational. This results in a duplication of expenses on both the new Splitrock POP and the associated Legacy Network POP until the new Splitrock POP is operational and the associated Legacy Network POP is decommissioned.

     The Company anticipates continued increases in Network operating costs as lines and facilities are deployed in connection with the Network Build. To date, the Company has performed its own maintenance of equipment and has relied on initial warranties at no costs from its vendors. During March 1999, the Company finalized a contract with Lucent to provide equipment maintenance for field operations. Maintenance contract costs will increase with the expansion of the Network.

     While the Company is targeting providers of business services, with the intent of optimizing its Network utilization throughout a 24-hour period, there is no assurance that its marketing efforts will be successful. The Company may be required to add additional capacity to meet the demands for the mix of services actually provided, and there could be periods with underutilized capacity. The occurrence of such circumstances would increase Network costs and decrease operating margins.

     Legacy Network Costs. Legacy Network costs, currently representing the largest cost component of total Network costs, include all expenses incurred in connection with operating and decommissioning the Prodigy Legacy Network. This includes facility leases, line charges for Prodigy Legacy Network POPs, certain personnel costs, occupancy costs, equipment maintenance costs and access fees for the IBM Network. Legacy Network costs are expected to decline, as more coverage becomes available on the Splitrock Network. As the Network Build progresses, the Prodigy Legacy Network is being decommissioned and usage of the IBM Network is declining. As of December 31, 1998, the Company had fully decommissioned 75% of the original Prodigy Legacy Network POPs. At any given POP site, operating costs are incurred on both the Splitrock POP and the Legacy Network POP until the Splitrock POP is operational and the Legacy Network POP is decommissioned. Although duplicate costs will never be totally eliminated during the Network Build, the Company is decreasing the time period during which duplicate costs are incurred.

     The largest component of Legacy Network costs are paid to IBM for usage incurred on the IBM Network. The Company has incurred quarterly costs of $6.3 million, $7.3 million, $11.0 million, $12.0 million, and $12.6 million, respectively, for the five quarters from October 1, 1997 through December 31, 1998. The increase in costs relates to a continued quarterly increase in total subscriber usage coupled with an increase in the hourly usage rate, pursuant to a contract implemented at the beginning of the second quarter of 1998. Prior to April 1, 1998, the Company accessed the IBM Network under Prodigy's contract with IBM. Effective April 1, 1998, the Company entered into a new contract with IBM to continue to provide these access services. The implementation of this new contract between the Company and IBM resulted in an increase in rates. This new contract provides for significantly higher hourly usage charges due to the Company's expected short-term use of the IBM Network, as well as the Company's lack of a long-term relationship with IBM.

     The Company anticipates the IBM Network costs to decline in the first half of 1999 and such usage is expected to be substantially eliminated during the third quarter of 1999. The Company's ability to meet the Network Build schedule and remove the associated IBM Network cost on a timely basis has a direct impact on costs and the Company's losses.

     Severance Costs. In connection with the Prodigy Agreement the Company agreed to assume the costs associated with certain of Prodigy's Network employees. In the fourth quarter of 1997 the Company eliminated certain of these employees and recorded a $463,000 severance charge.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses consist of personnel and operating costs relating to executive management, accounting and finance, human resources, sales and marketing and administrative employees. The Company has experienced steady increases in these costs as it has added employees to support the Company's growth. Additionally, in the third quarter of 1998, the Company moved into a 25,000 square foot office facility in The Woodlands, Texas, which significantly increased its occupancy costs.

     The Company expects its selling, general and administrative costs to increase significantly primarily as a result of the development of the sales and marketing programs expected to be implemented throughout 1999. Through 1998, the Company had limited staff in the sales and marketing area. The Company intends to expand its direct sales force and customer service to attract ISPs, carriers, value-added service providers and medium and large-sized businesses. The Company also intends to use alternative distribution channels, including agents, resellers and wholesalers, to gain access to a substantially larger base of potential customers than the Company could otherwise initially address through its direct sales force. In March 1999, the Company signed an agent agreement with a company to identify and develop qualified opportunities for the sale of services in the specific regions of Europe. The Company anticipates increases in the costs associated with the infrastructure necessary to support international sales. The Company believes that utilizing a range of distribution channels will enable it to reach a broad base of potential customers in a cost effective manner. However, the Company may initially incur sales and marketing costs without realizing offsetting revenue.

     In addition to the expanded sales force, the Company anticipates continued back-office expansion, including the continued implementation of a new customer care and billing system. The Company has signed a lease for 69,000 square feet of additional office space, which the Company expects to be available for occupancy by August 1999. This office lease will increase selling, general and administrative costs and will also require additional capital expenditures for furniture and fixtures and leasehold improvements.

     Depreciation and Amortization. The steady increase in depreciation results from the Company's increase in its Network facilities. In the fourth quarter of 1998, the Company revised its estimate of the useful life of certain Network equipment supporting Prodigy Classic Service. This charge resulted in an increase in depreciation expense of approximately $2.2 million in the fourth quarter of 1998.

     Interest Expense. Historical interest expense is related to capital leases on equipment and loans from Linsang Partners, L.L.C. ("Linsang"), a stockholder of the Company, prior to completion of the Senior Notes Offering in July 1998. Interest expense increased significantly in the third quarter of 1998, due to the interest on the $261.0 million of Senior Notes issued on July 24, 1998. The Company anticipates that interest expense will remain fairly constant unless additional debt financing is obtained.

     Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. The increase in the third and fourth quarter of 1998 relates to interest earned on the proceeds from the sale of the Original Notes. The Company anticipates a continued decline in interest income as the Company uses such funds to complete its Network Build and to fund operations.

     Income Taxes. No provision for income taxes has been recognized as the Company had operating losses for both tax and financial reporting purposes in all periods.

     At December 31, 1998 the Company had approximately $26.2 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. The Company believes that based on a number of factors, the available objective evidence creates sufficient uncertainty regarding the ability to realize the deferred tax assets such that a full valuation has been recorded. These factors include the Company's history of net losses since its inception and the fact that the market is intensely competitive and characterized by rapidly changing technology. The Company believes that, based on the current evidence, it is more likely than not that the Company will generate net losses through 1999. The Company will continue to assess the ability to realize the deferred tax assets based on actual and forecasted results.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital and liquidity needs have been related primarily to costs incurred to install the nationwide Network and to fund operating losses while the Company builds its infrastructure to support the Network in advance of offering services for which the Network was designed. In 1997 the majority of the equipment needed for the Network Build was financed through vendor equipment leasing programs and other needs were financed through equity infusions from shareholders. In 1998, the Company's cash requirements were funded from the proceeds of the Company's issuance and sale of $261.0 million of Senior Notes. The Company expects to continue to incur substantial operating losses through the scheduled completion of its Network Build in mid-1999, and until its revenue base is broadened. The Company expects to rely on the proceeds from the Senior Notes Offering to meet its anticipated cash needs for working capital, purchases of additional capital equipment, lease obligations and debt service requirements for at least the next twelve months. If the Company's sales program does not increase the revenue base to provide positive working capital and to fund additional capital requirements, if any, the Company may need to raise additional capital.

     Cash Flow Related to Operations. Cash flow used in operating activities can vary significantly from period to period depending upon the timing of operating cash receipts from Prodigy and large payments to vendors. The Company expects this variation to continue until the Network Build is completed and the Company's base of customers and revenue has increased.

     Cash Flow Related to Financings. Since its inception, the Company has raised approximately $263.3 million (excluding a $10.0 million convertible note that was converted into equity) through debt financings (of which $2.3 million has been repaid) and $34.8 million through private sales of equity (including the conversion into equity of the $10.0 million convertible note).

     In addition, the Company has arranged $30.6 million in equipment financing, including $29.1 million for Network-related equipment primarily from equipment vendors and $1.5 million for office equipment from vendors and leasing companies. This financing includes $3.5 million of equipment leases subsequently liquidated through an early purchase option and approximately $5.3 million in lease obligations assumed pursuant to the Prodigy Agreement. The Company does not anticipate the use of leasing to fund a significant portion of capital purchases, as the Company anticipates that the proceeds from the sale of the Senior Notes will be adequate to cover such purchases for the Network Build and its business support systems.

     On July 24, 1998, the Company issued and sold $261.0 million aggregate principal amount of 11 3/4% Senior Notes due in 2008, with interest to be paid semi-annually each January 15 and July 15 commencing with the January 15, 1999 payment. Of the total outstanding principal amount of $261.0 million of Original Notes, $11.0 million of the Original Notes were sold to Linsang in connection with the refinancing of Linsang's outstanding notes to the Company. In November 1998 the Company completed, through a registered offering, an exchange ("Exchange Offering") of New Notes with substantially the same terms as the Original Notes. The New Notes are senior obligations of the Company ranking pari passu with all existing and future senior indebtedness of the Company and rank senior to all future subordinated obligations of the Company. The New Notes are unsecured (except that the Trustee has a security interest in an escrow account for the benefit of the holders) and therefore are subordinate to all secured indebtedness. An amount has been escrowed from the proceeds, that together with the interest received thereon, will be sufficient to pay the first four semi-annual payments of interest beginning with the January 15, 1999 payment. In connection with the Senior Notes Offering and the Exchange Offering, the Company incurred $9.5 million of related costs, including underwriting fees. The Company is subject to certain covenants and restrictions pursuant to and defined in the indenture governing the New Notes. The Company was in compliance with such covenants as of December 31, 1998.

     Cash Flow Related to Investing. As of December 31, 1998, the Company's investing activities were almost entirely composed of purchases of capital equipment and installation costs incurred in connection with the Network Build.

     As of December 31, 1998, the Company had recorded assets (exclusive of depreciation) of approximately $91.1 million, of which $5.9 million represents assets acquired from Prodigy. The following table sets forth such capital expenditures by category:

                                                              (MILLIONS)
Telecommunications Network Equipment and Shelters...........    $79.8
Furniture, Fixtures and Office Equipment....................      3.2
Software....................................................      2.2
Assets Acquired from Prodigy................................      5.9
                                                                -----
                                                                $91.1
                                                                =====

     Of this amount, approximately $30.6 million was financed through capital leases (including $5.3 million of equipment leases assumed from Prodigy and $3.5 million of equipment leases subsequently liquidated through an early purchase option). Additionally, the Company has expended approximately $2.2 million in deposits and other intangibles, including capitalized installation costs and leasehold improvements, in connection with the Network Build.

     Commitments. The Company has utilized contractual pricing in exchange for volume commitments on certain Network activities, lease lines and equipment.

     The Company has an agreement with a telecommunication supplier to provide certain installation services for the Company. The minimum amount of services for which the Company is required to pay is $1.3 million. The Company estimates that as of February 1999, it had incurred approximately $0.7 million of such amount in connection with this agreement. The Company expects that it will continue to utilize the services of this provider as the need arises.

     The Company has commitments to certain telecommunication vendors to meet certain minimum usage volumes over periods of two to three years. Additionally, the Company is subject to certain cancellation penalties should the Company need to terminate its line contracts. The cancellation penalties typically require a payment of a certain percentage of the remaining amounts due under the contract, depending on the year in which the cancellation may occur.

     In addition, as of December 31, 1998, the Company had aggregate operating and capital lease payments of $11.6 million, $8.0 million, $1.5 million, $0.5 million and $0.3 million due in each of the next five years.

     Future. The Company's future liquidity and capital requirements are expected to relate primarily to its debt service and principal repayment obligations, lease obligations, capital expenditures and other expenses to be incurred in connection with the Splitrock Network, acquisitions and joint ventures and general working capital purposes. The Company had originally anticipated reaching 90% of U.S. household and businesses through approximately 400 POPs at a cost of $85.1 million. Through expanded coverage of its CLEC providers, the Company believes the planned coverage can be obtained through 370 POPs for an estimated cost of $80.8 million. As of December 31, 1998, the Company had incurred approximately $63.0 million of the cost of the original Network design, as revised, and anticipates the remaining amount will be incurred in the first half of 1999. In addition to the initial capital required to build the Network, the Company has incurred and will incur additional capital expenditures to increase Network capacity. The Company may incur additional capital expenditures to enhance the Network to provide additional value added products and services. The Company has begun to research, and in some cases such as VPN and Web hosting, has begun to implement the infrastructure for value added services in the future. Additionally, the Company installed its Network management system in mid-1998 and its billing system in December 1998. The Company expects to provide refinements during 1999 to improve its billing and Network management capabilities for new services. The Company will also incur approximately $4.5 million of additional capital expenditures in connection with its new office facility in mid-1999. The Company currently believes that the net proceeds received from the Senior Notes Offering will be sufficient to fund the Company's expected capital expenditures, working capital, lease obligations and debt service requirements for at least the next twelve months.

     The Company is highly leveraged. As of December 31, 1998, the Company had $275.6 million of total indebtedness, representing over 100% of the Company's total capitalization. While there can be no assurance that the Company will have sufficient cash flow to pay the interest expense or the principal associated with the New Notes or its other indebtedness, the Company has placed funds in escrow that, together with the interest received thereon, will be sufficient to pay, when due, the first four semi-annual interest payments on the New Notes. The amount and nature of indebtedness is restricted under the Indenture until the Company is able to maintain less than a 6.0 to 1.0 debt to annualized operating cash flow ratio. As of December 31, 1998, the Company had negative annualized operating cash flow, and the type and amount of indebtedness the Company can incur therefore remains restricted. The highly leveraged position of the Company could have a material adverse effect on its ability to obtain financing for acquisitions, joint ventures or other purposes and the Company's ability to borrow is also restricted by covenants contained in the New Notes.

     The Company recorded EBITDA, as defined, of approximately $(6.3) million and $(34.0) million for the period from inception, March 5, 1997 to December 31, 1997 and the year ended December 31, 1998, respectively. During the same periods, net losses amounted to $10.1 million and $57.8 million. The Company expects such net losses to continue as the Company focuses on increasing its customer base, implementing its business strategy and developing new services. The historical earnings of the Company were insufficient to cover its fixed charges for the period from inception to December 31, 1997 and the year ended December 31, 1998 by approximately $10.1 million and $57.8 million, respectively.

     The Company's ability to meet its debt service obligations, to finance planned capital expenditures, lease payments or acquisitions or to comply with certain covenants contained in the Indenture will depend upon the Company's future performance, which will be subject to general economic conditions and to financial, business, competitive, legislative, regulatory and other factors affecting its operations, many of which are beyond the Company's control. In addition, for the near term, the Company's financial performance will be dependent on Prodigy. There can be no assurance that the Company's business will be able to generate cash flow at levels sufficient to satisfy its debt service and other requirements. If, in the future, the Company is unable to generate sufficient cash from its operations to make scheduled interest payments on the New Notes, to pay the New Notes at maturity, or to meet other obligations and commitments, the Company may be required to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, reducing or delaying planned expansion, selling assets or raising additional debt or equity. There can be no assurance that the Company will be able to implement any of these alternatives on satisfactory terms, or at all. In addition, the terms of existing or future debt agreements, including the Indenture governing the New Notes, may prohibit the Company from adopting some of these alternatives. The Company may, subject to the limitations provided in the indenture to the New Notes, engage in acquisitions, investments, joint ventures, strategic partnerships, or other business combinations, which, in the view of management, present significant business opportunities. Such activities may require additional financing.

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

  Splitrock's Approach to the Year 2000 Issue

     The Company established a program during 1998 (Y2K Program") to ensure that, to the extent reasonably possible, all systems are or will be year-2000 compliant prior to the end of 1999. The Y2K Program, designed with the assistance of an outside consultant, consists of five phases: (I) inventory of the Company's assets, including significant third-party supplier and customer relationships, (II) analysis of the assets to determine compliance or non-compliance, (III) remediation and contingency plan development, (IV) remediation, and (V) testing of affected systems.

     A team consisting of the Company's managers from Information Technology, Finance and Operations has been established as the Y2K Readiness Team. With the assistance of its outside consultant, the Y2K Readiness Team has designed an aggressive schedule to identify information technology ("IT") and non-IT assets requiring compliance upgrades and a timetable for performance and testing of the affected systems. In addition, the Y2K Program calls for validation of compliance by significant Splitrock suppliers and customers.

     Once identified, detailed remediation steps will be scheduled to ensure that internal systems and significant external suppliers and customers meet Y2K Program compatibility requirements, or that sufficient contingency plans are in place. Remediation and compliance validation are estimated for completion during the second quarter of 1999.

  Current Status

     The Company's year-2000 assessment is approaching final completion. An inventory of computing, communications and facility systems has been prepared and validated. Significant suppliers, including CLECs, have also been identified for validation.

     The Company has completed the inventory for both its IT and non-IT systems and has completed most of the analysis phase for these systems. The Company anticipates that it will complete the analysis phases for these systems during the early part of the second quarter of 1999. The Y2K Program calls for the completion of all phases for both IT and non-IT Systems by the end of the second quarter of 1999.

     The Company has performed a technical review of significant third party suppliers and customers and, if available, has surveyed the public year-2000 statements issued by them. Additionally, the Company has sent inquiry letters to certain third party suppliers and customers requesting information regarding their vulnerability to year-2000 issues. The Company will respond to these inquiries and evaluate the responses it receives to determine if alternate business actions will be necessary.

     To date, the Company has not incurred and does not anticipate incurring a significant amount of costs to implement remedial actions required for year-2000 compliance.

  Contingency Plans

     If any significant systems, customers or suppliers are determined to have questionable remediation potential, the Y2K Readiness Team will establish a contingency plan to address the at-risk area during the analysis phase of the overall project now underway. The Company is unable at this time to determine what contingency plans, if any, may need to be implemented. As the Company progresses through the Y2K Program and identifies specific risk areas, it will take such steps to implement remedial actions and contingency plans as may be appropriate under the circumstances.

  Risks

     The failure to correct a year-2000 issue could result in the interruption or failure of certain normal business activities or operations. The Company believes that the most reasonably likely worst-case scenario would result from interruption or failure of third party services. Because the Company is dependent on a number of third party vendors to provide network services, a significant year-2000-related disruption of these Network services could cause customers to consider seeking alternate service providers or cause a significant burden on customer service and technical support.

     The Company is not presently aware of any vendor-related year-2000 issue that is likely to result in any disruption of this type. Although there is inherent uncertainty in the year-2000 issue, the Company expects that as it progresses in its Y2K Program, the level of uncertainty about the impact of the year-2000 issue will be reduced significantly.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company is exposed to a variety of risks, including changes in the market value of its investments. In the normal course of business, the Company employs established policies and procedures to manage its exposure to changes in the market value of its investments.

     Short-term Investments. The fair value of the Company's investments in unrestricted and restricted marketable securities at December 31, 1998 was $179.0 million. The Company's investment policy is to manage its investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. The Company diversifies the marketable securities portfolio by investing in multiple types of investment-grade securities. The Company's investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required in response to this section are submitted as part of Item 14 of this report and can be found beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's Board of Directors is divided into three classes of directors, each class consisting of two directors elected for a term of three years. Class 1 consists of Messrs. Kwok L. Li and Samer Salameh, whose terms expire at the annual shareholders meeting to be held in 1999. Mr. Clark McLeod is one of the Class 2 directors, and his term will expire at the annual shareholders meeting to be held in 2000. The other Class 2 directorship is currently vacant. Class 3 consists of Messrs. William R. Wilson and Roy A. Wilkens, whose terms expire at the annual shareholders meeting to be held in 2001. Directors hold office for three years unless removed because of death, disability or removal from the Board of Directors in conformance with the provisions of the Company's Certificate of Incorporation or bylaws. All officers are elected by the Board of Directors and serve until removed by the Board of Directors. The following is information concerning the Board of Directors, executive officers and other key employees of the Company:

NAME                                     AGE    PRINCIPAL POSITION WITH THE COMPANY
----                                     ---    -----------------------------------
Kwok L. Li............................   41    Chairman of the Board of Directors and
                                                 Chief Technical Officer
William R. Wilson.....................   51    President, Chief Executive Officer and
                                                 Director
Patrick J. McGettigan, Jr.............   46    Senior Vice President, Secretary and
                                                 General Counsel
Clark McLeod..........................   51    Director
Samer Salameh.........................   34    Director
Roy A. Wilkens........................   55    Director
J. Robert Fugate......................   38    Executive Vice President and Chief
                                                 Financial Officer
David Boatner.........................   50    Executive Vice President and Chief
                                                 Marketing Officer

     Kwok L. Li has served as a Chairman of the Board since July 1997 and has served as Chief Technical Officer of the Company since April 1998. Mr. Li is a co-founder of the Company. Mr. Li has also been the Chairman and managing member of Linsang since July 1997. Linsang is a technology investment company in which Mr. Li owns a controlling interest. Mr. Li was a director of Yurie from 1995 until the consummation of the sale of Yurie to Lucent in 1998. Mr. Li also served as Vice Chairman of Yurie from June 1997 until its sale to Lucent, as President and Chief Operating Officer of Yurie from March 1996 to June 1997, and as Executive Vice President and Chief Technical Officer of Yurie from August 1994 through March 1996. From 1991 to 1994, Mr. Li was Director of Strategic Planning at WilTel an interexchange carrier. From 1988 to 1991, he was Manager of Fiber Access Systems Development for Bell Northern Research, Inc., a subsidiary conducting technological research and development for Northern Telecom Limited. Mr. Li is the primary technical architect of the Lucent AC120 switch technology. Mr. Li received a B.E.S. in electrical engineering from The Johns Hopkins University in 1979.

     William R. Wilson has served as President of the Company since its inception and as Chief Executive Officer since April 1998. Mr. Wilson is a co-founder of the Company. Prior to assuming his position at the

Company, Mr. Wilson was the Chief Executive Officer of OneLine Management, a telecommunications consulting firm specializing in strategic positioning founded by Mr. Wilson in 1995. In that capacity, Mr. Wilson advised Carso and Telmex on strategic matters. From 1988 to 1995, Mr. Wilson was Vice President of Strategic Planning at WilTel. Previously, Mr. Wilson taught at Rice University, The University of Texas at Austin, and The University of Michigan. Mr. Wilson holds a Ph.D. in Social Psychology from The University of Michigan and an MBA from The University of Texas at Austin.

     Patrick J. McGettigan, Jr., has served as General Counsel of the Company since September 1997, as Secretary since March 1998, and as Senior Vice President since April 1998. Prior to joining the Company, Mr. McGettigan was in the private practice of law, having been a partner in the firm he founded in the early 1980s. Mr. McGettigan served as outside counsel to the Company when it was formed in March 1997. Mr. McGettigan received a Bachelor of Arts degree from The University of Texas and his JD degree from South Texas College of Law, and is a member of the State Bar of Texas.

     Clark McLeod has served as a director of the Company since May 1998. Mr. McLeod founded McLeodUSA, and has served as its Chairman of the Board and Chief Executive Officer since its inception in 1991. McLeodUSA is a fully integrated provider of telecommunications services in the Midwest region. Mr. McLeod's previous business venture, Teleconnect, a long distance telecommunications company, was founded in January 1980. This company later merged with SouthernNet, Inc., forming Telecom*USA. The company grew to become the fourth largest long distance telecommunications company in the U.S., and was purchased by MCI in 1990 for $1.3 billion.

     Samer Salameh has served as a director of the Company since April 1998. Mr. Salameh has served as Chief Executive Officer and a director of Prodigy since September 1997, as Chairman of the Board since August 1998, and served as President from September 1997 to December 1998. From July 1994 until joining Prodigy, Mr. Salameh served as Director, Long Distance Division of SBC Communications (formerly Southwestern Bell), responsible for marketing, strategy, positioning, product management and product development for Telmex, the leading provider of local and long distance telephone services in Mexico. Before that, Mr. Salameh was employed by MCI as a Product Manager in 1994 and as a Strategic Marketing Manager from 1991 to 1993, and he was employed by Merl Industries, a management consulting firm, as Vice President of Finance during 1993. Mr. Salameh holds a Masters degree from the Fletcher School of Law and Diplomacy, a B.S. degree in Management and Technology Transfer from Polytechnic University of New York and a Baccalaureate degree with concentration in Math and Physics from Lycee Fenelon in Paris.

     Roy A. Wilkens has served as a director of the Company since April 1998. Mr. Wilkens was President of The Williams Pipeline Company when he founded WilTel Network Services as an operating unit of The Williams Companies, Inc. in 1985. He was Founder/Chief Executive Officer of WilTel Network Services from 1985 to 1997. In 1995, WilTel Network Services was acquired by LDDS Communications, which now operates under the name WorldCom. Mr. Wilkens served as Vice Chairman of WorldCom until his retirement in 1997. In 1992, Mr. Wilkens was appointed by President George Bush to the National Security Telecommunications Advisory Council. He has also served as chairman of both the Competitive Telecommunications Association (CompTel) and the National Telecommunications Network. Mr. Wilkens is a member of the board of directors of Paging Network, Inc., UniDial Inc., Invensys Corporation Inc., and Qwest. Mr. Wilkens is the father of Todd Wilkens, the Company's Vice President of Engineering.

     J. Robert Fugate joined the Company as Executive Vice President and Chief Financial Officer in March, 1999. From 1997 to 1999, Mr. Fugate served as Executive Vice President and Chief Financial Officer of Fuego Technology Corporation, a privately held software development company based in Dallas, Texas. From 1996 to 1997 Mr. Fugate was Vice President, Corporate Development for General Wireless Inc., a private Dallas-based company with licenses to develop personal communications services. In addition, Mr. Fugate served as Senior Vice President, Finance and Chief Financial Officer of Mobile Telecommunication Technologies Corp. (since renamed SkyTel Communications, Inc.) from 1988 to 1996, a publicly traded nationwide and international provider of personal messaging services. Mr. Fugate received an MBA from Harvard University and a BBA from The University of Mississippi.

     David M. Boatner joined the Company in March 1999 as Executive Vice President and Chief Marketing Officer. Prior to joining Splitrock, Mr. Boatner was the President of Business Services for McLeodUSA, an integrated telecommunications provider in the Midwest. At McLeodUSA, Mr. Boatner was responsible for sales, marketing and customer support for all business subscribers. From January 1995 to February 1996, Mr. Boatner served as Regional Vice President of Sales for LDDS-Worldcom, where he was responsible for business telecommunications sales in the central, southwest and western US. In December 1985, Mr. Boatner was employed as Vice President of Sales for Wiltel until Wiltel was acquired by LDDS-Worldcom in 1995. In this capacity he managed the nationwide data and long distance sales for Wiltel. Prior to joining Wiltel, Mr. Boatner held numerous sales and marketing positions at Southwestern Bell and AT&T.

CERTAIN OTHER SIGNIFICANT EMPLOYEES

     Todd Wilkens has served as Vice President of Engineering of the Company since July 1997. From 1996 to 1997, Mr. Wilkens was Vice President, Engineering and Operations, at Gridnet International, where he helped Gridnet, a start-up Internet services company, implement a nationwide frame relay/ATM network. From 1993 to 1996, Mr. Wilkens was Senior Manager, Advanced Products Support, at WorldCom where he helped build the Internet Support Organization which specialized in building and operating ISP backbones. Prior to that, Mr. Wilkens supported offshore communications in the Gulf of Mexico for Conoco/Dupont. Mr. Wilkens holds a BSEE from Oklahoma State University. Mr. Wilkens is the son of Roy A. Wilkens, a director of the Company.

     Tracy Hammond joined the Company as Controller in September 1997. In October of 1998, Ms. Hammond was named Vice-President and Controller. From 1995 to 1997, Ms. Hammond served as Vice President -- Finance and Administration of Comsul, Ltd., a privately held national communications consulting firm. From 1992 to 1995, Ms. Hammond was Principal Financial Officer at Optex Biomedical, a high-tech biomedical start-up company. Previously, Ms. Hammond worked for seven years in Arthur Andersen's emerging business practice group, achieving the level of audit manager. Ms. Hammond is a CPA, and holds a BS in Accountancy from The University of Missouri.

     Frank W. Williams joined the Company in December of 1998 as Vice President of Operations. Prior to joining Splitrock, Mr. Williams held several management and senior executive positions with WilTel, later known as Williams Communications Solutions LLC. His most recent position was as Senior Operations Executive where he directed and developed the National Technical Resource Center. This Center supported 2,500 field technicians servicing digital communications products manufactured by Nortel, NEC, Octel, Cisco, Bay Networks and 3Com. He also established a new 130-seat call center from Wiltel NTRC and Nortel Customer Service Centers. Mr. Williams received a BA in Business from Trinity University and an Associate of Arts from the Marion Institute in Marion, Alabama.

     Ralph Freeman joined the Company as Vice President of Information Services in February 1999. From 1996 to June 1998, Dr. Freeman was Chief Information Officer at American Telco. In June 1998, he became Vice President of Information Systems at Logix Communications Enterprises, one of the largest CLECs in the country, which acquired American Telco. During this tenure, he helped build a new multi-state network architecture. From 1991 to 1994, Dr. Freeman was the manager in the electronics and software departments of Walt Disney Imagineering. From 1989 to 1991, Dr. Freeman managed his own consulting firm where he led senior executives in a simulated business environment on conceptual design and post-production support. Dr. Freeman holds a BS in Engineering Management from the Air Force Academy; a MS in Business Administration, Computer Methods from the University of California at Los Angeles; and a PhD in Information Technology from George Mason University.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information regarding the compensation earned by or awarded to the chief executive officer of the Company and certain other executive officers of the Company during the period from inception (March 5, 1997) through Dec. 31, 1997 and for the year ended December 31, 1998.

SUMMARY COMPENSATION TABLE

                                                                                       LONG-TERM
                                                                                      COMPENSATION
                                                        ANNUAL COMPENSATION              AWARDS
                                                 ----------------------------------   ------------
                                                                         OTHER         SECURITIES
                                                                        ANNUAL         UNDERLYING
          NAME AND PRINCIPAL POSITION            YEAR   SALARY($)   COMPENSATION($)    OPTIONS(#)
          ---------------------------            ----   ---------   ---------------   ------------
Kwok L. Li, Chairman of the Board and
  Chief Technical Officer......................  1998         --             --              --
                                                 1997         --        $10,600(1)           --
William R. Wilson, President and Chief
  Executive Officer............................  1998   $151,440             --              --
                                                 1997     62,980        $16,400(1)           --
Patrick J. McGettigan, Jr., Senior Vice
  President,
  Secretary and General Counsel(2).............  1998   $150,833             --              --
                                                 1997     46,933        $65,000(3)      250,000

---------------

(1) The compensation for services rendered was paid in the form of shares of Common Stock in May 1997.

(2) Mr. McGettigan became an employee of the Company in September 1997. Prior to being employed by the Company, Mr. McGettigan, performed legal services on behalf of the Company. In 1997, Mr. McGettigan's former law firm received approximately $18,000 from the Company.

(3) Granted as a bonus upon Mr. McGettigan becoming an employee of the Company.

OPTION GRANTS IN FISCAL YEAR 1998

     There were no stock options granted during 1998, to the executive officers named in the Summary Compensation Table.

AGGREGATED FISCAL YEAR-END OPTION VALUES

     The following table shows information with respect to unexercised options held by the executive officers named in the Summary Compensation Table as of December 31, 1998. No stock options were exercised by any executive officers during the year ended December 31, 1998.

                                                   NUMBER OF SECURITIES
                                                  UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                      OPTIONS HELD AT            IN-THE-MONEY OPTIONS
                                                   DECEMBER 31, 1998(#)       AT DECEMBER 31, 1998(1)($)
                                                ---------------------------   ---------------------------
                     NAME                       EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
                     ----                       -----------   -------------   -----------   -------------
Kwok L. Li....................................      *             *               *             *
William R. Wilson.............................      *             *               *             *
Patrick J. McGettigan, Jr.....................    122,500        127,500       $333,813       $347,438

---------------

 *  Not applicable.

(1) Options are "in-the-money" if the price of the Company's Common Stock exceeds the exercise price of the options. The value of unexercised options represents the difference between the exercise price of such options and the value of the Company's Common Stock on December 31, 1998, which is based on a valuation made by an independent firm and which was determined to be $3.35 per share.

1997 INCENTIVE SHARE PLAN

     On June 16, 1997, the Company's 1997 Incentive Share Plan (the "Plan") became effective. On April 1, 1998, the Board of Directors of the Company approved and adopted an amendment and restatement of the Plan which was subsequently approved and adopted by the stockholders of the Company on April 27, 1998. The purpose of the Plan is to provide employees, and certain non-employee directors, and consultants with additional incentives by increasing their ownership interests in the Company.

     Individual awards under the Plan may take the form of one or more of (i) either incentive or non-qualified stock options, (ii) stock appreciation rights,
(iii) restricted stock and (iv) other awards, the value of which is based in whole or in part upon the value of the Common Stock. Options under the Plan have a term of ten years and are generally granted with an exercise price equivalent to market value at the date of grant. Individual option grants vest over time, based upon a schedule approved by the Board of Directors, which is generally four years. All of the Company's Common Stock options vest automatically upon a change in control of the Company, as defined.

     The Compensation Committee administers the Plan, determines the persons who will receive awards and establishes the terms and conditions of those awards. The President of the Company is also authorized, subject to certain limitations, to grant awards to other employees. The maximum number of shares of Common Stock that may be subject to outstanding awards is 20.0 million. As of December 31, 1998, options for 4,443,500 shares had been granted, of which (i) options to purchase 1,015,000 shares had been exercised, including an option to purchase 1,000,000 shares granted to Mr. McLeod (ii) options to purchase 3,200,500 shares were outstanding and (iii) options to purchase 228,000 shares, which were previously granted, had been cancelled or forfeited. Shares of Common Stock which are attributable to awards which have expired, terminated or been canceled or forfeited are available for issuance or use in connection with future awards.

     Awards under the Plan may be made until January 1, 2007. The Plan may be amended by the Board of Directors without the consent of the stockholders of the Company.

DIRECTOR COMPENSATION

     The directors of the Company who are not also employees of the Company are entitled to receive an annual fee of $10,000 and a fee of $500 for attending each committee meeting not held on the same date as a regular meeting of directors (Mr. Wilkens and Mr. Salameh have waived all such cash compensation for 1998), plus reimbursement for reasonable expenses incurred in conjunction with attending meetings. The Company did not make any cash compensation payments to the Directors in 1998, except for reimbursement of reasonable expenses incurred in conjunction with attending meetings. Directors are also eligible for grants of awards under the Plan. On May 28, 1998, each of the three outside directors was granted options to purchase 80,000 shares of the Common Stock at $1.10 per share, with options to purchase 20,000 of such shares vesting on each of the first four anniversaries of the date of grant.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     In 1997, the compensation of the Company's executive officers was determined by the Board of Directors. In April 1998, the Board of Directors of the Company appointed a Compensation Committee consisting of Kwok L. Li, William
R. Wilson, Samer Salameh and Roy Wilkens, who will determine the compensation of the Company's executive officers consistent with guidelines established by the Board of Directors. Mr. Li and Mr. Wilson are executive officers of the Company.

     Kwok L. Li, the Chairman and Chief Technical Officer of the Company, was also the Vice Chairman and a Director of Yurie, a principal supplier of the Company, until its acquisition by Lucent. Mr. Li acts as a consultant to Lucent. As of February 28, 1999, the Company had purchased approximately $11.4 million of products and services from Lucent.

     Samer Salameh, a Director of the Company, is Chairman of the Board of Directors of Prodigy, the principal customer of the Company. The Company has, effective July 1, 1997, entered into an agreement to provide certain network services to Prodigy for its subscribers. Prodigy pays the Company a monthly service charge for such services. During the fiscal year ended December 31, 1998, the Company's revenue from Prodigy was approximately $63.6 million, under the Prodigy Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the beneficial ownership of the Company's Common Stock as of February 28, 1999 by
(i) each executive officer and director of the Company, (ii) each stockholder known by the Company to own beneficially 5% or more of the Company's Common Stock and (iii) all directors and executive officers of the Company as a group. As of February 28, 1999, the Company had approximately 82.9 million shares of Common Stock outstanding. The Company effected a 100-for-1 stock split on June 3, 1997 and a 10-for-1 stock split on August 8, 1997. All share amounts included herein have been adjusted to reflect the effect of these stock splits.

                                                              NUMBER OF
                                                                SHARES      PERCENTAGE
                                                                --------    ----------
Kwok L. Li..................................................  39,000,000(1)    47.1%
Linsang Partners, L.L.C.....................................  28,000,000(2)    33.8%
William R. Wilson...........................................  17,000,000       20.5%
Clark McLeod................................................   1,000,000        1.2%
Samer Salameh...............................................          --(3)      --
Roy A. Wilkens..............................................     800,000(4)     1.0%
Patrick J. McGettigan, Jr...................................     122,500(5)       *
Orient Star Holdings........................................  25,000,000(6)    30.2%
  Paseo de las Palmas #736
  Col Lomas de Chapultepec
  Mexico DF CP 11000
Directors and executive officers as a group (6 people)......  57,922,500(6)    69.9%

---------------

 *  Less than 1%.

(1) Includes 28.0 million shares owned beneficially and of record by Linsang, a limited liability company controlled by Mr. Li, and certain members of Mr. Li's family. Excludes 111,375 shares issuable upon exercise of Warrants included as part of units purchased by Linsang in the Senior Note Offering.

(2) Such shares are included in the shares shown as beneficially owned by Kwok
    L. Li. Excludes 111,375 shares issuable upon exercise of Warrants included as part of Units purchased by Linsang in the Senior Note Offering.

(3) Excludes stock owned by Orient Star Holdings, a wholly owned subsidiary of Carso Global Telecom, S.A. de C.V. ("Carso"). Carso is a controlling shareholder of Prodigy and Mr. Salameh is Chairman of the Board of Directors of Prodigy. Mr. Carlos Slim Helu, a Mexican citizen, and certain members of his immediate family, directly and through their ownership of a majority of the voting and economic interests in two trusts, own a majority of the outstanding voting equity securities of Carso.

(4) Such shares are held by Mr. Wilkens and Sandra L. Wilkens in joint tenancy.

(5) Consists of shares subject to stock options granted under the Plan that are exercisable within 60 days of February 28, 1999.

(6) See notes 1 through 5 above.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Employment Agreements. The Company has entered into employment agreements with William R. Wilson (the "Wilson Agreement") and Patrick J. McGettigan, Jr. (the "McGettigan Agreement"). The Wilson Agreement terminates on March 15, 2002, and provides for the payment of an initial base salary at an annual rate of not less than $150,000 and entitles him to participate in employee benefit plans offered to senior executives. The McGettigan Agreement terminates on August 31, 1999, and provides for the payment of an initial base salary at an annual rate of not less than $140,000 and entitles him to participate in employee benefit plans offered to senior executives. The base salaries are subject to adjustment by the Board of Directors or the Compensation Committee.

     The Wilson Agreement contains confidentiality provisions and provides for termination (a) for cause (i.e., final conviction of a felony or crime involving moral turpitude or willful or grossly negligent violation of the terms regarding confidentiality), (b) upon death or disability or (c) without cause. If Mr. Wilson is terminated upon death or disability or without cause, the Company is required to pay the base salary for the remaining term of the Wilson Agreement. The Company has also indemnified Mr. Wilson pursuant to the Wilson Agreement for actions taken as an officer and director. The Wilson Agreement further provides that Mr. Wilson may engage in other business endeavors without violating any of provisions of the agreement and allows Mr. Wilson to terminate all obligations under the agreement with 30 days written notice.

     The McGettigan Agreement provides for termination for cause (i.e., willful and material breach of the McGettigan Agreement, intentional nonperformance, willful dishonesty, fraud or misconduct with respect to the business or conviction of a felony). If Mr. McGettigan is terminated by the Company for any reason other than cause, the Company is required to pay the base salary for the remaining term of the McGettigan Agreement. In addition, Mr. McGettigan can terminate all obligations under the McGettigan Agreement upon 60 days written notice.

     Financings. In March 1997, the Company issued to its founders, Kwok L. Li and William R. Wilson, 400,000 and 600,000 shares, respectively, of its Common Stock for $0.00167 per share. In May 1997, the Company approved the issuance to Mr. Li and Mr. Wilson of 10.6 million and 16.4 million shares, respectively, of the Company's Common Stock in consideration of services performed since March 1997.

     On June 6, 1997, Mr. Li advanced $3.0 million to the Company and on June 19, 1997, Mr. Li advanced an additional $7.0 million to the Company. Such advances were evidenced by a $10.0 million convertible note. On August 9, 1997, Linsang, the assignee of Mr. Li, converted such note into 16.0 million shares of the Common Stock of the Company.

     In December 1997, Linsang loaned $1.0 million to the Company. Such loan was repayable 30 days after written demand or, if no demand was made, on December 1, 2002 and bore interest at the rate of 9.75% per annum beginning in February 1998. In January, March and June 1998, Linsang advanced an additional $3.0 million, $2.0 million and $5.0 million, respectively, to the Company on similar terms. Such indebtedness was refinanced in connection with the Senior Note Offering. In connection with such refinancing, Linsang purchased 11,000 Units in the Senior Note Offering.

     In August 1997, Roy Wilkens and Sandra Wilkens purchased 800,000 shares of the Common Stock of the Company for $0.5 million. Mr. Wilkens became a member of the Board of Directors of the Company in April 1998.

     In September 1997, Orient Star, a wholly owned subsidiary of Carso, purchased 20.0 million shares of Common Stock of the Company for $12.5 million. Orient Star subsequently acquired, pursuant to an option, an additional 5.0 million shares for $3.1 million. Orient Star currently holds approximately 30.2% of the Common Stock of the Company. Samer Salameh, the Chairman of Prodigy, an affiliate of Carso, became a member of the Board of Directors of the Company in April 1998. Carso is a controlling stockholder of Prodigy and a significant stockholder of TelMex. As a result of Mr. Salameh's relationship with Prodigy, conflicts of interest may arise, including conflicts relating to potential corporate opportunities. If any such conflict arises, the Company will have the non-interested members of the Board of Directors pass on the appropriateness of any particular matter.

     In June 1998, Clark McLeod, CEO of McLeodUSA, a regional telecommunications firm in the Midwest, exercised in full a stock option previously granted to him and purchased 1.0 million shares of Common Stock of the Company for $1.1 million. Mr. McLeod became a member of the Board of Directors of the Company in May 1998.

     On July 24, 1998, the Company offered and sold 261,000 Units pursuant to the Senior Note Offering, of which 250,000 units were resold to "qualified institutional buyers" (as defined in Rule 144A under the Securities Act) and 11,000 units to Linsang, as stated above. As a result, the Company received $261.0 million.

     Other. Kwok L. Li, the Chairman and Chief Technical Officer of the Company, was also the Vice Chairman and a Director of Yurie, a principal supplier of the Company, until its acquisition by Lucent. Mr. Li acts as a consultant to Lucent. As of February 28, 1999, the Company had purchased approximately $11.4 million of products and services from Lucent. As a result of Mr. Li's relationship with Lucent and with Linsang, each of which has business relationships with the Company, there may be conflicts of interest that arise including conflicts relating to potential corporate opportunities. If any such possible conflict arises the Company will have the non-interested members of the Board of Directors pass on the appropriateness of any particular matter.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Exhibits filed as a part of this Report are set forth below. Unless preceded by an asterisk, the following exhibits have been previously filed with the Company's Registration Statement on Form S-4 Registration No. 333-61293 pursuant to the Securities Act of 1933, as amended, under the same exhibit number set forth herein, and is incorporated herein by this reference:

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           1.1           -- Purchase Agreement dated July 21, 1998 between the
                            Company and Chase Securities Inc.
           2.1           -- Plan of Merger effective May 8, 1998 between the Company and Splitrock Services, Inc., a Texas corporation.
           3.1           -- Certificate of Incorporation of the Company filed with
                            the Secretary of State of the State of Delaware on April
                            15, 1998.
           3.2           -- Bylaws of the Company, adopted April 27, 1998.
           4.1           -- Specimen 11 3/4% Series B Senior Note due 2008.
           4.2           -- Escrow and Disbursement Agreement dated as of July 24,
                            1998, among The Chase Manhattan Bank (as escrow agent),
                            Bank of Montreal Trust Company, and the Company.
           4.3           -- Indenture dated as of July 24, 1998, between Bank of
                            Montreal Trust Company (as trustee) and the Company,
                            including table of contents and cross-reference sheet.
           4.4           -- Exchange and Registration Rights Agreement dated as of
                            July 24, 1998 between Chase Securities Inc. and the
                            Company.
           4.5           -- Warrant Agreement dated as of July 29, 1998 between the
                            Company and Bank of Montreal Trust Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.1           -- Splitrock Full Service Agreement dated as of June 24,
                            1997 between the Company and Prodigy Services Corporation
                            (certain portions omitted based on a grant of
                            confidential treatment and filed separately with the
                            Commission).
          10.2           -- Definitive Agreement dated as of June 24, 1997 by and
                            between Prodigy Services Corporation and the Company.
          10.3           -- Transition Services Agreement dated as of June 24, 1997 between Prodigy Services Corporation and the Company.
          10.4           -- Network Implementation Agreement effective as of April
                            23, 1998 by and between the Company and Ericsson, Inc.
          10.5           -- Security Agreement dated as of April 30, 1998 by and
                            between the Company and Ericsson.
          10.6           -- Yurie Equipment Purchase Agreement effective July 1, 1997 between the Company and Yurie.
          10.7           -- Customer Service Agreement effective April 1, 1998
                            between the Company and IBM Global Services Network.
          10.8           -- IBM Customer Agreement effective April 1, 1998 between
                            the Company and International Business Machines
                            Corporation.
          10.9           -- Product Support Services Agreement dated February 27,
                            1998, together with Addendum effective March 1, 1998.
          10.10          -- Option Agreement dated May 28, 1998 between the Company and Clark McLeod.
          10.11          -- Form of Notes between the Company and Linsang.
          10.12          -- Warrant Agreement dated as of July 24, 1998 between the
                            Company and Bank of Montreal Trust Company, as Warrant
                            Agent.
          10.13          -- 1997 Incentive Share Plan.
          10.14          -- Employment Agreement effective March 15, 1997 between
                            William R. Wilson and the Company.
          10.15          -- Employment Agreement effective September 1, 1997 between
                            Patrick J. McGettigan, Jr. and the Company.
          10.16          -- Option to subscribe to purchase 5,000,000 shares of
                            common stock of the Company for $3.1 million, registered
                            in the name of Orient Star.
          10.17          -- ATM Backbone Services Agreement effective April 28, 1998 between the Company and Network Two Communications Group.
         *12             -- Statement re computation of ratios.
         *24             -- Powers of Attorney.
         *27             -- Financial Data Schedule.

---------------

 *  Filed herewith.

     (b) Financial Statement Schedule

        (1) Financial Statements are set forth on pages F-2 through F-15 hereto. The index to the Financial Statements is found on page F-1.

        (2) Financial Statement Schedule:

        Schedule II: Valuation and Qualifying Accounts (in thousands)

                                              BALANCE AT   CHARGED TO                BALANCE AT
                                              BEGINNING    COSTS AND                    END
                                              OF PERIOD     EXPENSES    DEDUCTIONS   OF PERIOD
                                              ----------   ----------   ----------   ----------
     Tax Valuation Allowance:
       Period from inception (March 5, 1997)
          to December 31, 1997..............    $   --      $ 3,436        $ --       $ 3,436
       Year ended December 31, 1998.........    $3,436      $22,309        $ --       $25,745
       Allowance for Doubtful Accounts:
       Period from inception (March 5, 1997)
          to December 31, 1997..............    $   --      $    --        $ --       $    --
       Year ended December 31, 1998.........    $   --      $   537        $ --       $   537

     All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K:

          No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                            SPLITROCK SERVICES, INC.

                         INDEX TO FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
FINANCIAL STATEMENTS:
  Report of Independent Accountants.........................   F-2
  Balance Sheets as of December 31, 1997 and 1998...........   F-3
  Statements of Operations for the Period from Inception
     (March 5, 1997) Through December 31, 1997 and the year
     ended December 31, 1998................................   F-4
  Statements of Stockholders' Equity(Deficit) for the Period
     from Inception (March 5, 1997) Through December 31,
     1998...................................................   F-5
  Statements of Cash Flows for the Period from Inception
     (March 5, 1997) Through December 31, 1997 and the year
     ended December 31, 1998................................   F-6
  Notes to Financial Statements.............................   F-7
FINANCIAL STATEMENT SCHEDULE:
  Schedule II -- Valuation and Qualifying Accounts..........    42

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Splitrock Services, Inc.

     In our opinion, the financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Splitrock Services, Inc. at December 31, 1997 and 1998, and the results of its operations and its cash flows for the period from inception (March 5, 1997) to December 31, 1997 and the year ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Houston, Texas
March 24, 1999

                            SPLITROCK SERVICES, INC.

                                 BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     ASSETS

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Current assets:
  Cash and cash equivalents.................................  $  7,710   $ 28,330
  Unrestricted investments -- short term....................        --    120,475
  Restricted investments -- short term......................     3,472     39,476
  Accounts receivable, net of $0 and $537 allowance in 1997
     and 1998, respectively.................................     4,252      3,205
  Prepaid expenses and other current assets.................       221        480
                                                              --------   --------
          Total current assets..............................    15,655    191,966
Property and equipment, net.................................    38,504     73,899
Restricted investments -- long term.........................        --     19,001
Other assets, net...........................................       229     11,275
                                                              --------   --------
                                                              $ 54,388   $296,141
                                                              ========   ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of capital lease obligations...........  $ 11,010   $  9,121
  Accounts payable..........................................     3,086     21,582
  Accrued interest payable..................................        --     13,375
  Accrued liabilities and other current liabilities.........     5,775     15,894
                                                              --------   --------
          Total current liabilities.........................    19,871     59,972
Senior notes payable ($261,000 face value net of $2,783
  unamortized discount (Note 5))............................        --    258,217
Capital lease obligations...................................    13,110      8,243
Note payable to stockholder.................................     1,000         --
                                                              --------   --------
          Total liabilities.................................    33,981    326,432
Commitments and contingencies (Note 7)
Stockholders' equity (deficit):
  Preferred stock, $.001 par value, 25,000,000 shares
     authorized, no shares issued...........................        --         --
  Common stock, $.001 par value, 150,000,000 shares
     authorized, 76,800,000 and 82,815,000 shares issued and
     outstanding as of December 31, 1997 and 1998,
     respectively...........................................        77         83
  Common stock warrants.....................................        --      2,849
  Additional paid-in capital................................    30,451     34,681
  Accumulated other comprehensive income....................        --         47
  Accumulated deficit.......................................   (10,121)   (67,951)
                                                              --------   --------
          Total stockholders' equity (deficit)..............    20,407    (30,291)
                                                              --------   --------
                                                              $ 54,388   $296,141
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                            SPLITROCK SERVICES, INC.

                            STATEMENTS OF OPERATIONS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                              (MARCH 5, 1997) TO       YEAR ENDED
                                                              DECEMBER 31, 1997     DECEMBER 31, 1998
                                                              ------------------    -----------------
Revenue.....................................................     $    22,708           $    63,611
Operating expenses:
  Network personnel costs...................................             437                 4,972
  Network operating costs...................................           1,925                30,055
  Legacy Network costs......................................          25,341                58,271
  Severance costs...........................................             463                    --
  Selling, general and administrative.......................           1,276                 4,296
  Depreciation and amortization.............................           3,500                13,850
                                                                 -----------           -----------
                                                                      32,942               111,444
                                                                 -----------           -----------
Loss from operations........................................         (10,234)              (47,833)
Other income (expense):
  Interest income...........................................             348                 5,393
  Interest expense..........................................            (235)              (15,390)
                                                                 -----------           -----------
Loss before income taxes....................................         (10,121)              (57,830)
Provision for income taxes..................................              --                    --
                                                                 -----------           -----------
Net loss....................................................         (10,121)              (57,830)
Other comprehensive income:
  Unrealized gain on securities.............................              --                    47
                                                                 -----------           -----------
Comprehensive net loss......................................     $   (10,121)          $   (57,783)
                                                                 ===========           ===========
Net loss per share -- basic and diluted.....................     $     (0.24)          $     (0.73)
                                                                 ===========           ===========
Weighted average shares -- basic and diluted................      42,824,000            78,844,000
                                                                 ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                            SPLITROCK SERVICES, INC.

                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        PERIOD FROM INCEPTION (MARCH 5, 1997) THROUGH DECEMBER 31, 1998
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                     COMMON STOCK                               ACCUMULATED
                                  ------------------   ADDITIONAL    COMMON        OTHER
                                                PAR     PAID-IN      STOCK     COMPREHENSIVE   ACCUMULATED
                                    SHARES     VALUE    CAPITAL     WARRANTS      INCOME         DEFICIT      TOTAL
                                  ----------   -----   ----------   --------   -------------   -----------   --------
Initial capitalization..........  28,000,000    $28          --          --          --               --     $     28
  Issuances of Common Stock for
    cash of $0.625 per share and
    warrant.....................  32,800,000     33     $20,467          --          --               --       20,500
  Conversion of note payable to
    Common Stock at $0.625 per
    share.......................  16,000,000     16       9,984          --          --               --       10,000
  Net loss......................          --     --          --          --          --         $(10,121)     (10,121)
                                  ----------    ---     -------      ------         ---         --------     --------
Balance at December 31, 1997....  76,800,000     77      30,451          --          --          (10,121)      20,407
  Unrealized gain on
    securities..................          --     --          --          --         $47               --           47
  Issuance of warrants to
    purchase 2,643,000 shares of
    Common Stock in connection
    with Senior Notes (Note
    5)..........................          --     --          --      $2,849          --               --        2,849
  Exercise of stock options and
    Warrant.....................   6,015,000      6       4,230          --          --               --        4,236
  Net loss......................          --     --          --          --          --          (57,830)     (57,830)
                                  ----------    ---     -------      ------         ---         --------     --------
Balance at December 31, 1998....  82,815,000    $83     $34,681      $2,849         $47         $(67,951)    $(30,291)
                                  ==========    ===     =======      ======         ===         ========     ========

   The accompanying notes are an integral part of these financial statements.

                            SPLITROCK SERVICES, INC.

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 PERIOD FROM
                                                                  INCEPTION
                                                               (MARCH 5, 1997)
                                                                   THROUGH           YEAR ENDED
                                                              DECEMBER 31, 1997   DECEMBER 31, 1998
                                                              -----------------   -----------------
Cash flows from operating activities:
  Net loss..................................................      $(10,121)           $ (57,830)
  Adjustments to reconcile net loss to net cash used by
    operating activities:
    Depreciation and amortization...........................         3,500               13,850
    Amortization of debt discount and deferred financing
      costs.................................................            --                  467
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..............        (4,252)               1,047
    Increase in prepaid and other current assets............          (221)                (259)
    Increase in accounts payable and accrued liabilities....         8,861               28,615
    Increase in accrued interest payable....................            --               13,375
                                                                  --------            ---------
    Net cash used in operating activities...................        (2,233)                (735)
                                                                  --------            ---------
Cash flows from investing activities:
  Purchase of equipment.....................................       (16,969)             (45,261)
  Increase in unrestricted investments......................            --             (119,462)
  Reinvestment of interest earned on unrestricted
    investments.............................................            --                 (966)
  Reinvestment of interest earned on restricted
    investments.............................................            --               (1,725)
  Increase in other assets..................................          (229)              (2,098)
                                                                  --------            ---------
         Net cash used by investing activities..............       (17,198)            (169,512)
                                                                  --------            ---------
Cash flows from financing activities:
  Proceeds from senior notes payable and warrants issued....            --              261,000
  Proceeds from notes payable to stockholder................        11,750               10,000
  Repayments of notes payable to stockholder................          (750)             (11,000)
  Proceeds from notes payable...............................            --                1,477
  Repayments of notes payable...............................            --               (1,477)
  Financing costs incurred..................................            --               (9,501)
  Restriction of cash under senior note agreement...........            --              (56,752)
  Sale of common stock and exercise of stock options........        20,528                4,236
  Proceeds from sale-leaseback of equipment.................         1,152                  960
  Principal payments on capital lease obligations...........        (2,067)             (11,548)
  Restriction of cash under credit agreement................        (3,472)               3,472
                                                                  --------            ---------
         Net cash provided by financing activities..........        27,141              190,867
                                                                  --------            ---------
Increase in cash and cash equivalents.......................         7,710               20,620
Cash and cash equivalents:
  Beginning of period.......................................            --                7,710
                                                                  --------            ---------
  End of period.............................................      $  7,710            $  28,330
                                                                  ========            =========
Supplemental cash flow information:
  Cash paid for interest....................................      $    235            $   1,536
                                                                  ========            =========
  Approximately $18,400 of the increase in accounts payable
    and accrued liabilities at December 31, 1998, were
    related to equipment purchases.
Noncash investing and financing activities:
  Assumption of capital lease obligations and other
    liabilities (Note 2)....................................      $  5,900            $      --
                                                                  ========            =========
  Capital lease obligations incurred........................      $ 20,916            $   4,792
                                                                  ========            =========
  Conversion of note payable to stockholder into common
    stock...................................................      $ 10,000            $      --
                                                                  ========            =========

   The accompanying notes are an integral part of these financial statements.

                            SPLITROCK SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Splitrock Services, Inc. ("the Company") was formed on March 5, 1997 as a Texas corporation and was reincorporated in Delaware on April 15, 1998. The Company was formed to build a nationwide, facilities-based telecommunications network with the goal of providing telecommunications services. The Company has designed and is in the process of deploying a network based on Asynchronous Transfer Mode ("ATM") switching technology which it believes will provide high-quality communications services on a flexible multi-service platform. On June 24, 1997, the Company entered into a four-year service agreement to provide Internet dial access services to Prodigy (Note 2).

     During 1997, the Company began building its "ATM-to-the-Edge"(TM) network. The Company expects to have approximately 370 points of presence operational in the United States upon completion of its Network Build in mid-1999. This network is currently supported by two network operating centers equipped with state-of-the-art network management systems. In July 1998 the Company issued Senior Notes (Note 5) in order to finance the expansion of the network. Upon completion of the network build, the Company expects to offer value-added data, video and voice products to business customers.

     The following is a summary of the Company's significant accounting policies:

     Use of Estimates. The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes the estimates are reasonable.

     Cash and Cash Equivalents and Short-term Investments. The Company considers highly liquid investments with an original maturity of three months or less from the date of purchase to be classified as cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

     Short-term investments have original maturities greater than three months at the date of purchase. At December 31, 1998, cash equivalents and short-term investments consisted primarily of money market funds and securities of the highest grade. All short-term investments have been classified as available for sale under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, and have various maturity dates which do not exceed one year. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

     The following is a summary of the investments classified as restricted and unrestricted as of December 31, 1998:

                                                           GROSS        GROSS
                                             AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                               COST        GAINS        LOSSES      VALUE
                                             ---------   ----------   ----------   --------
Available for sale securities:
  Money market funds.......................  $ 23,557       $ --        $  --      $ 23,557
  Corporate notes..........................   108,496          3          (80)      108,419
  Municipal securities.....................    12,061         --           (6)       12,055
  U.S. Treasury notes......................    34,791        181          (51)       34,921
                                             --------       ----        -----      --------
                                             $178,905       $184        $(137)     $178,952
                                             ========       ====        =====      ========

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The restricted investment at December 31, 1997 was a three-month time deposit held as collateral on a letter of credit. In the first quarter of 1998, the letter of credit was retired with the Company's exercise of its early purchase option with regard to the related capital lease. The restricted investments at December 31, 1998, relates to funds held in escrow to pay future semi-annual interest payments due under the terms of the Senior Note obligation (Note 5).

     Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and receivables. The Company's cash investment policies limit investments to short-term, investment grade instruments with quality financial institutions. The Company's revenues and its trade receivable balances for the periods ended December 31, 1997 and 1998, were derived primarily from services provided to Prodigy, the Company's major customer during the periods. Any interruption of this relationship could adversely affect the Company. Management believes that the risk of incurring material losses related to credit risks are remote.

     Fair Values of Financial Instruments. Due to the short-term nature of the Company's financial instruments, management believes the carrying values of the Company's assets, short-term liabilities and lease obligations approximate their fair values. The fair value of the Company's Senior Notes (Note 5) at December 31, 1998, approximates $227,000, based upon quoted market prices.

     Property and Equipment. Property and equipment are stated at cost. Depreciation and amortization of telecommunications network equipment, including assets under capital leases, is provided when placed into service using the straight-line method over the estimated useful lives of three years from the date of installation. Shelters are depreciated using the straight-line method over its estimated useful life of twenty years. Software, furniture, fixtures and office equipment is depreciated using the straight-line method over the useful lives of the assets, which range from three to ten years. Equipment acquired from Prodigy is depreciated over its estimated useful life of nine months to three years.

     Long-Lived Assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company believes that no material impairment exists at December 31, 1998.

     Income Taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered with the exception of enacted changes in the tax law or rates.

     Stock-Based Compensation. The Company has adopted SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes. Under SFAS No. 123, the Company measures compensation expense for its stock-based employee compensation plan using the intrinsic value method prescribed in Accounting Principles Board ("APB") No. 25, Accounting for Stock Issued to Employees. The Company provides disclosure of the effect on net income as if the fair value-based method prescribed in SFAS No. 123 has been applied in measuring compensation expense.

     Revenue Recognition. The Company recognizes revenue when services are provided and collectibility is deemed probable under its agreement with the customer. Prodigy was the Company's only customer through December 31, 1997 and the Company's major customer (99% of revenue for the year ended December 31, 1998) through December 31, 1998.

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Legacy Network Costs. The Legacy Network refers to the operations related to certain assets which the Company acquired from Prodigy on July 1, 1997 related to Prodigy's existing network infrastructure, in order to provide services to Prodigy while the Splitrock Network is being deployed (Note 2). These costs contain all expenses incurred in connection with operating and decommissioning of the Legacy Network. This includes facility fees, line charges for Prodigy Legacy Network POPs, certain personnel costs, occupancy costs, equipment maintenance costs and access fees for the IBM Global Services Network.

     Comprehensive Income. Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, as displayed in its Statements of Operations for all periods presented. This SFAS establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive income is comprised of net income and unrealized gains on available for sale securities.

     Net Loss Per Share. Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. At December 31, 1997, options to acquire 1,880,000 shares of Common Stock at the exercise price of $0.625 and a warrant to purchase 5,000,000 shares of Common Stock at $0.625 and at December 31, 1998, options to acquire 3,200,500 shares of Common Stock at the weighted-average exercise price of $1.30 and warrants to acquire 2,642,613 shares of Common Stock at an exercise price of $0.01 were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

     Basis of Presentation. The Company conducts its business within one industry segment. The Company presents its financial statements to reflect how the "key operating decision maker" views the business and has made the appropriate enterprise-wide disclosures in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, which is effective for fiscal years beginning after June 15, 1999, and establishing accounting and reporting standards for derivative instruments. The Company has historically not engaged in derivative instrument activity. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

     In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 31, 1998. The adoption of this Statement is not expected to have a material effect on the Company's financial position or results of operations.

2. PRODIGY TRANSACTIONS

     On June 24, 1997, the Company entered a four-year Full Service Agreement with Prodigy, in which the Company agreed to provide certain network services to Prodigy from July 1, 1997 through June 30, 2001 for the lower of a price per hour of usage or a price per subscriber as stipulated. Monthly minimum service commitments set each year under this four-year contract range from $3,000 to $4,500. Monthly maximum service commitments are based on average usage per subscriber and the number of subscribers. Prodigy may terminate the Full Service Agreement without termination charges in an event of default by the Company; such defaults include documented failures (without cure) to meet certain network performance standards.

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

The agreement also allows Prodigy to terminate its arrangement with the Company at any time upon the payment of a termination charge.

     The Company also entered into a transition agreement with Prodigy in which Prodigy agreed to provide certain network infrastructure support for the Company for the period July 1, 1997 through December 31, 1997. The infrastructure support included the services of selected Prodigy employees and services provided under vendor arrangements related to the Prodigy network infrastructure. The costs of these services and other reasonable and customary charges incurred by Prodigy in connection with the continued operations of the network during this transition period are included in Legacy Network costs. The Company assumed no contractual liabilities of any services related to Prodigy's existing network infrastructure as part of the transition agreement.

     Also on June 24, 1997, the Company entered into a Definitive Agreement with Prodigy pursuant to which the Company acquired selected data transmission equipment from Prodigy. In consideration for the equipment, the Company assumed approximately $5,900 in equipment lease obligations and other liabilities.

3. PROPERTY AND EQUIPMENT

     Property and equipment consisted of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------   --------
Telecommunications network equipment and shelters...........  $ 3,464   $ 43,275
Software....................................................       94      2,186
Furniture, fixtures and office equipment....................       --      1,749
Telecommunications network equipment under construction.....   12,248     13,289
                                                              -------   --------
                                                               15,806     60,499
Less -- accumulated depreciation............................     (103)   (10,392)
                                                              -------   --------
  Purchased property and equipment, net.....................   15,703     50,107
                                                              -------   --------
Leased telecommunications network equipment.................   13,648     29,102
Leased office equipment.....................................      388      1,496
Leased telecommunications network equipment under
  construction..............................................   12,162         --
                                                              -------   --------
                                                               26,198     30,598
Less -- accumulated amortization............................   (3,397)    (6,806)
                                                              -------   --------
  Leased property and equipment, net........................   22,801     23,792
                                                              -------   --------
Property and equipment, net.................................  $38,504   $ 73,899
                                                              =======   ========

4. ACCRUED LIABILITIES

     Accrued liabilities consisted of the following:

                                                                DECEMBER 31,
                                                              ----------------
                                                               1997     1998
                                                              ------   -------
Telecommunications network equipment and shelters...........  $   --   $ 9,900
Access and transmission telecommunications line costs (Note
  7)........................................................      41     3,172
Other.......................................................   5,734     2,822
                                                              ------   -------
          Accrued liabilities...............................  $5,775   $15,894
                                                              ======   =======

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

5. INDEBTEDNESS

     The components of indebtedness are summarized as follows:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1997       1998
                                                              --------   --------
Senior Notes................................................  $     --   $258,217
Capital lease obligations...................................    24,120     17,364
Note payable to stockholder.................................     1,000         --
                                                              --------   --------
                                                                25,120    275,581
Less -- current maturities..................................   (11,010)    (9,121)
                                                              --------   --------
                                                              $ 14,110   $266,460
                                                              ========   ========

     On July 24, 1998, the Company sold 261 units consisting of $261,000 principal amount of 11 3/4% Senior Notes due 2008 ("Senior Notes") and warrants to purchase 2,642,613 shares of common stock ("the Senior Notes Offering"). Upon issuance, the Senior Notes were recorded in the Company's financial statements net of a $2,849 discount. The discount was attributable to the Company's estimate of the value of the warrants based on an independent third party valuation. The discount is amortized as a component of interest expense over the life of the Senior Notes. This amortization will result in an increase in the financial statement balance of the Senior Notes to a $261,000 face value by 2008.

     In connection with the Senior Notes Offering, the Company repaid $1,477 outstanding under a credit facility and refinanced $11,000 of indebtedness owed to Linsang Partners L.L.C. ("Linsang"), a stockholder of the Company. In connection with the refinancing, Linsang acquired 11,000 units in the Senior Notes Offering. The net proceeds to the Company, after the Senior Notes Offering expenses and retirement and refinancing of debt, approximated $239,000.

     In November 1998, the Senior Notes were exchanged in an offering registered under the Securities Act of 1933 for $261,000 in principal amount of Series B Senior Notes, which have substantially the same terms as the Senior Notes, except that there is no restriction on transferability.

     Capital leases require payments on a monthly basis over periods ranging from 24 to 48 months, with implicit interest rates of 9% to 12%.

     In December 1997, the Company borrowed $1,000 from Linsang. The unsecured note had a stated rate of interest of 9.75% and provided for monthly interest payments beginning February 1, 1998, with the principal due on demand after December 31, 1998, and maturing December 31, 2002. During 1998, the Company borrowed $10,000 from Linsang on terms substantially the same as the previous note. The Linsang notes were refinanced in July 1998, in connection with the Senior Notes offering, as stated above.

6. INCOME TAXES

     A provision for income taxes for the periods ended December 31, 1997 and 1998 has not been recognized as the Company had operating losses for both tax and financial reporting purposes. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax asset.

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Deferred tax assets consist of the following:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1997       1998
                                                              -------   --------
Net operating loss carryforward.............................  $ 3,248   $ 22,465
Depreciation................................................      167      3,325
Other.......................................................       21        429
                                                              -------   --------
  Deferred tax assets.......................................    3,436     26,219
                                                              -------   --------
Leases......................................................       --       (474)
                                                              -------   --------
  Deferred tax liabilities..................................       --       (474)
                                                              -------   --------
Net deferred tax assets.....................................    3,436     25,745
Valuation allowance.........................................   (3,436)   (25,745)
                                                              -------   --------
Net deferred tax assets.....................................  $    --   $     --
                                                              -------   --------

     The Company's net operating loss carryforward totals approximately $59,000 of which approximately $9,500 expires in 2012 and the remainder in 2013. Certain changes in ownership of the Company could result in limitations on the Company's ability to utilize the losses.

7. COMMITMENTS AND CONTINGENCIES

     The Company leases office space, equipment facilities and equipment under noncancelable operating and capital leases expiring through the year 2003. Rent expense for noncancelable operating leases amounted to $218 in 1997 and $663 in 1998.

     Future minimum payments by year and in the aggregate related to noncancelable operating and capital leases at December 31, 1998 are:

                                                          CAPITAL   OPERATING
                                                          LEASES     LEASES      TOTAL
                                                          -------   ---------   -------
1999....................................................  $10,576    $1,049     $11,625
2000....................................................    7,101       903       8,004
2001....................................................      746       801       1,547
2002....................................................       37       422         459
2003....................................................       --       265         265
                                                          -------    ------     -------
          Total minimum lease payments..................   18,460    $3,440     $21,900
                                                          -------    ======     =======
          Less amount representing interest.............   (1,096)
                                                          -------
Present value of minimum capital lease payments.........  $17,364
                                                          =======

     The Company leases telephone lines from competitive local exchange suppliers, interexchange carriers and long distance telephone companies primarily for access and transport purposes ("line costs"). These line costs are leased under both cancelable and noncancelable operating leases over periods ranging from month-to-month to five years and are included in Network operating costs on the statement of operations. The Company has commitments to certain of these telecommunication vendors to meet certain minimum usage volumes. Additionally, the Company is subject to certain cancellation penalties which could become applicable upon termination of a number of these agreements. The cancellation penalties typically require a payment of certain percentage of the remaining amounts due under the contract, depending on the year in which cancellation may occur.

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     Line costs included in the Splitrock Network operating costs were $547 and $22,617 during the period from inception (March 5, 1997) to December 31, 1997 and the year ended December 31, 1998, respectively. Line costs incurred during the period from inception (March 5, 1997) to December 31, 1997 and the year ended December 31, 1998, comprise a substantial portion of the Network operating costs.

     The Company is in the process of resolving certain issues related to the collection and remittance of certain taxes. The Company believes resolution of these issues will not have a material adverse effect on the Company's financial condition or results of operations.

     The Company had an outstanding letter of credit in the amount of $3,472 as of December 31, 1997. This letter of credit was maintained as security for performance under a certain capital lease obligation and was retired in the first quarter of 1998 with the Company's exercise of its early purchase option on the related capital lease.

     The Company has an agreement with a telecommunication supplier to provide certain installation services for the Company. The minimum amount of services for which the Company is required to pay is approximately $1,300. As of December 31, 1998, the Company has incurred approximately $700 of such amount in connection with this agreement.

8. EQUITY TRANSACTIONS

     The Company effected a 1-for-100 stock exchange on June 3, 1997 and a 1-for-10 stock exchange on August 8, 1997. All share amounts included in these financial statements have been adjusted to reflect the effect of the stock exchanges.

     Warrants issued in connection with the Company's Senior Note Offering are exercisable at $.01 per share at any time on or after July 24, 1999 through July 15, 2008 for 2,642,613 shares of Common Stock.

9. STOCK OPTIONS

     The Company's 1997 Incentive Share Plan (the "Plan") provides that options to purchase up to 20,000,000 shares of common stock may be granted to certain directors, employees or consultants of the Company. Options under the Plan have a term of ten years and are granted with an exercise price equivalent to market value at the date of grant which has been determined by the Board of Directors for periodic intervals based upon actual issuances of shares in exchange for cash, third party appraisals and significant events effecting the value of the Company. Individual option grants vest over time, based upon a schedule approved by the Board of Directors, which is generally four years. All of the Company's common stock options vest automatically upon a change in control of the Company, as defined.

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

     The following summarizes the activity for the Plan:

                                                      1997                   1998
                                              --------------------   --------------------
                                                          WEIGHTED               WEIGHTED
                                                          AVERAGE                AVERAGE
                                                          EXERCISE               EXERCISE
                                               SHARES      PRICE      SHARES      PRICE
                                              ---------   --------   ---------   --------
Options outstanding at beginning of fiscal
  year......................................         --        --    1,880,000    $0.625
  Granted...................................  1,880,000    $0.625    2,563,500    $1.670
  Exercised.................................         --        --    1,015,000    $1.093
  Canceled..................................         --        --      228,000    $0.840
                                              ---------              ---------
Options outstanding at end of year..........  1,880,000    $0.625    3,200,500    $1.298

     The following table summarizes information about the Company's stock options outstanding at December 31, 1998:

                                        OPTIONS OUTSTANDING               OPTIONS EXERCISABLE
                               --------------------------------------   -----------------------
                                  NUMBER       WEIGHTED-                   NUMBER
                               OUTSTANDING      AVERAGE      WEIGHTED   EXERCISABLE    WEIGHTED
          RANGE OF                  AT         REMAINING     AVERAGE         AT        AVERAGE
          EXERCISE             DECEMBER 31,   CONTRACTUAL    EXERCISE   DECEMBER 31,   EXERCISE
           PRICES                  1998       LIFE (YEARS)    PRICE         1998        PRICE
          --------             ------------   ------------   --------   ------------   --------
$0.625.......................   2,120,500         8.71        $0.625      793,375       $0.625
 1.10........................     350,000         9.37         1.100        1,250         1.10
 3.35........................     730,000         9.75         3.350           --           --
                                ---------                                 -------
$0.625 - $3.35...............   3,200,500         9.02        $1.298      794,625       $0.626

     In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which allows the Company to account for its employee stock-based compensation plans under APB No. 25 and the related interpretations. According to APB No. 25, deferred compensation is recorded for stock-based compensation grants based on the excess of the market value of the common stock on the measurement date over the exercise price. The deferred compensation is amortized over the vesting period of each unit of stock-based compensation grant. If the exercise of the stock-based compensation grants is equal to the market price of the Company's stock on the date of grant, no compensation expense is recorded.

     During the year ended December 31, 1998, the Company recognized compensation expense of $46 for options granted at a discount from the then estimated fair market value of the Company's Common Stock.

     Had compensation cost for the Company's stock option plan been determined based on the estimated fair market value at the grant date, consistent with the provisions of SFAS No. 123, the Company's pro forma net loss would have been as follows:

                                                                PRO FORMA
                                                               PERIOD FROM
                                                                INCEPTION
                                                                (MARCH 5,
                                                                  1997)         PRO FORMA
                                                                 THROUGH       YEAR ENDED
                                                              DECEMBER 31,    DECEMBER 31,
                                                                  1997            1998
                                                              -------------   -------------
Net loss....................................................    $(10,141)       $(58,254)
Net loss per share -- basic and diluted.....................       (0.24)          (0.74)

     Options granted in 1997 and 1998 had weighted-average fair values of $0.077 and $1.00, respectively. For purposes of estimating the fair value of options granted, the Company used no future dividends, used average U.S. government security interest rates for its risk-free interest rates of 5.80% and 4.39%, assumed no volatility

                            SPLITROCK SERVICES, INC.

           (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

and 70.5% volatility, and assumed expected life of the options of five and four years in 1997 and 1998, respectively.

10. RELATED PARTY TRANSACTIONS

     The Company's chairman of the Board of Directors (the "Chairman"), who is also a shareholder of the Company, is the Chief Technical Officer of Lucent Technologies, Inc. (the "Vendor") from which the Company purchased approximately $11,000 in equipment through December 31, 1997 and $427 during the year ended December 31, 1998.

     The Company also retained the Vendor to perform assembly services related to the deployment of network equipment to the field during 1997. The Company incurred approximately $1,500 for these services of which approximately $990 were expensed in 1997. As of December 31, 1997 and 1998, the Company owed $1,461 and $0 to the Vendor, respectively.

     Linsang, an affiliate of the Chairman, loaned $1,000 to the Company for the purchase of certain network equipment in December 31, 1997. During 1998, the affiliate made further advances of $10,000 under this agreement. The unsecured notes had a stated rate of interest of 9.75% and provided for monthly interest payments beginning February 1, 1998, with the principal due on demand after December 31, 1998, and maturing December 31, 2002. The Notes were refinanced in July 1998, in connection with the Senior Notes offering (Note 5).

     A director of the Company exercised an option to purchase 1,000,000 shares of the Company Common Stock for $1,100 in June 1998.

     In September 1997, Orient Star Holdings, a wholly-owned subsidiary of Carso Global Telecom, S.A. de C.V. (the controlling stockholder of Prodigy) purchased 20,000,000 shares of the Company for $0.625 per share and paid $0.1, for a warrant to purchase an additional 5,000,000 shares of the Company through September 18, 1998 for $0.625 per share. The warrants were exercised in September 1998 (Note 8).

11. SUBSEQUENT EVENTS

     In March 1999, the Company signed a lease for sixty-nine thousand square feet of additional office space, which the Company expects to be available for occupancy in August 1999. In connection with this lease, the Company issued a $850 letter of credit.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunder duly authorized, in the City of The Woodlands, State of Texas on the 30th day of March, 1999.

                                            SPLITROCK SERVICES, INC.

                                            By:    /s/ WILLIAM R. WILSON
                                              ----------------------------------
                                                      William R. Wilson
                                                President and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                      SIGNATURE                                    TITLE                     DATE
                      ---------                                    -----                     ----

                /s/ WILLIAM R. WILSON                  President, Chief Executive       March 30, 1999
-----------------------------------------------------    Officer and Director
                  William R. Wilson                      (Principal Executive
                                                         Officer)

                   /s/ KWOK L. LI                      Chairman of the Board,           March 30, 1999
-----------------------------------------------------    Director
                     Kwok L. Li

                  /s/ CLARK MCLEOD                     Director                         March 30, 1999
-----------------------------------------------------
                    Clark McLeod

                 * /s/ SAMER SALAMEH                   Director                         March 30, 1999
-----------------------------------------------------
                    Samer Salameh

                 /s/ ROY A. WILKENS                    Director                         March 30, 1999
-----------------------------------------------------
                   Roy A. Wilkens

                /s/ TRACY E. HAMMOND                   Vice President and Controller    March 30, 1999
-----------------------------------------------------    (Chief Accounting Officer)
                  Tracy E. Hammond

         *By: /s/ PATRICK J. MCGETTIGAN, JR.                                            March 30, 1999
  ------------------------------------------------
             Patrick J. McGettigan, Jr.
                  Attorney-in-fact

             SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
                   FILED PURSUANT TO SECTION 15(d) OF THE ACT
                 BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES
                          PURSUANT TO SECTION 12 OF THE ACT

     The Company has not sent and does not plan to send an annual report or proxy material to its security holders.

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------

          1.1            -- Purchase Agreement dated July 21, 1998 between the
                            Company and Chase Securities Inc.
          2.1            -- Plan of Merger effective May 8, 1998 between the Company and Splitrock Services, Inc., a Texas corporation.
          3.1            -- Certificate of Incorporation of the Company filed with
                            the Secretary of State of the State of Delaware on April
                            15, 1998.
          3.2            -- Bylaws of the Company, adopted April 27, 1998.
          4.1            -- Specimen 11 3/4% Series B Senior Note due 2008.
          4.2            -- Escrow and Disbursement Agreement dated as of July 24,
                            1998, among The Chase Manhattan Bank (as escrow agent),
                            Bank of Montreal Trust Company, and the Company.
          4.3            -- Indenture dated as of July 24, 1998, between Bank of
                            Montreal Trust Company (as trustee) and the Company,
                            including table of contents and cross-reference sheet.
          4.4            -- Exchange and Registration Rights Agreement dated as of
                            July 24, 1998 between Chase Securities Inc. and the
                            Company.
          4.5            -- Warrant Agreement dated as of July 29, 1998 between the
                            Company and Bank of Montreal Trust Company.
         10.1            -- Splitrock Full Service Agreement dated as of June 24,
                            1997 between the Company and Prodigy Services Corporation
                            (certain portions omitted based on a grant of
                            confidential treatment and filed separately with the
                            Commission).
         10.2            -- Definitive Agreement dated as of June 24, 1997 by and
                            between Prodigy Services Corporation and the Company.
         10.3            -- Transition Services Agreement dated as of June 24, 1997 between Prodigy Services Corporation and the Company.
         10.4            -- Network Implementation Agreement effective as of April
                            23, 1998 by and between the Company and Ericsson, Inc.
         10.5            -- Security Agreement dated as of April 30, 1998 by and
                            between the Company and Ericsson.
         10.6            -- Yurie Equipment Purchase Agreement effective July 1, 1997 between the Company and Yurie.
         10.7            -- Customer Service Agreement effective April 1, 1998
                            between the Company and IBM Global Services Network.
         10.8            -- IBM Customer Agreement effective April 1, 1998 between
                            the Company and International Business Machines
                            Corporation.
         10.9            -- Product Support Services Agreement dated February 27,
                            1998, together with Addendum effective March 1, 1998.
         10.10           -- Option Agreement dated May 28, 1998 between the Company and Clark McLeod.
         10.11           -- Form of Notes between the Company and Linsang.
         10.12           -- Warrant Agreement dated as of July 24, 1998 between the
                            Company and Bank of Montreal Trust Company, as Warrant
                            Agent.
         10.13           -- 1997 Incentive Share Plan.
         10.14           -- Employment Agreement effective March 15, 1997 between
                            William R. Wilson and the Company.
         10.15           -- Employment Agreement effective September 1, 1997 between
                            Patrick J. McGettigan, Jr. and the Company.

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
         10.16           -- Option to subscribe to purchase 5,000,000 shares of
                            common stock of the Company for $3.1 million, registered
                            in the name of Orient Star.
         10.17           -- ATM Backbone Services Agreement effective April 28, 1998 between the Company and Network Two Communications Group.
        *12              -- Statement re computation of ratios.
        *24              -- Powers of Attorney.
        *27              -- Financial Data Schedule.

---------------

 *  Filed herewith.