Form 10-Q
period 1999-03-31
SPLITROCK SERVICES INC
filed 1999-05-17
CIK 1067822

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                  (MARK ONE)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                      OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM ___________ TO ___________

                       COMMISSION FILE NUMBER 333-61293

                           SPLITROCK SERVICES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 76-0529757
    (STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

               8665 NEW TRAILS DRIVE, THE WOODLANDS, TEXAS 77381
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

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

                               Yes [X]   No [_]

The number of shares of Common Stock, par value $.001 per share, of the Registrant outstanding at March 31, 1999 was 82,898,750.

                           SPLITROCK SERVICES, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                     INDEX

                                                                                  PAGE
                                                                                  ----
Part I -- Financial Information

  Item 1 -- Financial Statements

            Condensed Balance Sheets as of December 31, 1998 and March 31, 1999...   1

            Condensed Statements of Operations for the Three Months Ended
            March 31, 1998 and 1999...............................................   2

            Condensed Statement of Stockholders' Equity (Deficit) for the
            Three Months ended March 31, 1999.....................................   3

            Condensed Statements of Cash Flows for the Three Months Ended
            March 31, 1998 and 1999...............................................   4

            Notes to Condensed Financial Statements...............................   5

  Item 2 -- Management's Discussion and Analysis of
            Financial Condition and Results of Operations.........................   6

  Item 3 -  Quantitative and Qualitative Disclosures About Market Risk............  16


Part II -- Other Information

  Item 1 -- Legal Proceedings.....................................................  18

  Item 2 -- Changes in Securities and Use of Proceeds.............................  18

  Item 3 -- Defaults upon Senior Securities.......................................  18

  Item 4 -- Submission of Matters to a Vote of Security Holders...................  18

  Item 5 -- Other Information.....................................................  18

  Item 6 -- Exhibits and Reports on Form 8-K......................................  18

Signatures........................................................................  19

                            SPLITROCK SERVICES, INC.

                            CONDENSED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)


                                                                                  DECEMBER 31,                     MARCH 31,
                                                                                     1998                             1999
                                                                                --------------                   ------------
                                                                                                                  (UNAUDITED)
                               ASSETS
Current assets:
  Cash and cash equivalents...............................................            $ 28,330                       $ 23,365
  Unrestricted investments -- short term..................................             120,475                         87,793
  Restricted investments -- short term....................................              39,476                         28,191
  Accounts receivable, net................................................               3,205                          4,134
  Prepaid expenses and other current assets...............................                 480                            319
                                                                                      --------                       --------
          Total current assets............................................             191,966                        143,802
Property and equipment, net...............................................              73,899                         84,833
Restricted investments -- long term.......................................              19,001                         16,165
Other assets, net.........................................................              11,275                         12,265
                                                                                      --------                       --------
                                                                                      $296,141                       $257,065
                                                                                      ========                       ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Current maturities of capital lease obligations.........................            $  9,121                       $  9,051
  Accounts payable........................................................              21,582                         18,467
  Accrued interest payable................................................              13,375                          6,475
  Accrued liabilities and other current liabilities.......................              15,894                         15,204
                                                                                      --------                       --------
          Total current liabilities.......................................              59,972                         49,197
Senior notes payable ($261,000 face value net of
   unamortized discount)..................................................             258,217                        258,257
Capital lease obligations.................................................               8,243                          5,536
                                                                                      --------                       --------
          Total liabilities...............................................             326,432                        312,990

Commitments and contingencies
Stockholders' equity (deficit):
   Common stock, $.001 par value, 150,000,000 shares
   authorized,
   82,815,000 and 82,898,750 shares issued and outstanding as
   of December 31, 1998, and March 31, 1999, respectively.................                  83                             83


   Additional paid-in capital.............................................              34,681                         34,780
   Common stock warrants..................................................               2,849                          2,849
   Accumulated other comprehensive income.................................                  47                           (195)
   Accumulated deficit....................................................             (67,951)                       (93,442)
                                                                                      --------                       --------
          Total stockholders' equity (deficit)............................             (30,291)                       (55,925)
                                                                                      --------                       --------
                                                                                      $296,141                       $257,065
                                                                                      ========                       ========

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                           SPLITROCK SERVICES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
              (in thousands, except shares and per share amounts)
                                  (unaudited)

                                                                          THREE MONTHS                     THREE MONTHS
                                                                              ENDED                           ENDED
                                                                         MARCH 31, 1998                   MARCH 31, 1999
                                                                      --------------------             --------------------
Revenues......................................................           $    16,494                       $    16,352
Operating expenses:
     Splitrock network costs..................................                 3,955                            16,022
     Legacy network costs.....................................                12,316                            13,029
     Selling, general and
       administrative.........................................                   859                             2,570
     Depreciation and amortization............................                 2,820                             4,635
                                                                         -----------                       -----------
             Total operating expenses.........................                19,950                            36,256
                                                                         -----------                       -----------
Loss from operations..........................................                (3,456)                          (19,904)
Other income (expense):
     Interest income..........................................                   107                             2,604
     Interest expense.........................................                  (349)                           (8,191)
                                                                         -----------                       -----------
Net loss......................................................                (3,698)                          (25,491)
                                                                         -----------                       -----------
Other comprehensive loss:
      Unrealized net loss on securities.......................                   ---                              (242)
                                                                         -----------                       -----------
Comprehensive net loss........................................           $    (3,698)                      $   (25,733)
                                                                         ===========                       ===========

Net loss per share - basic and diluted........................           $     (0.05)                      $     (0.31)
                                                                         ===========                       ===========
Weighted average shares - basic
     and diluted..............................................            76,800,000                        82,876,000
                                                                         ===========                       ===========

    The accompanying notes are an integral part of these unaudited condensed financial statements.

                            SPLITROCK SERVICES, INC.

             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                                          ACCUMULATED
                                                                    ADDITIONAL   COMMON      OTHER
                                                              PAR    PAID-IN     STOCK   COMPREHENSIVE    ACCUMULATED
                                                   SHARES    VALUE   CAPITAL    WARRANTS INCOME (LOSS)     (DEFICIT)       TOTAL
                                                 ----------  -----  ----------  -------- --------------   ------------    -------
Balance at December 31, 1998...............      82,815,000    $83     $34,681    $2,849      $  47          $(67,951)   $(30,291)
Net loss...................................             ---    ---         ---       ---        ---           (25,491)    (25,491)
Unrealized net loss on securities..........             ---    ---         ---       ---       (242)              ---        (242)
Exercise of stock options..................          83,750    ---          99       ---        ---               ---          99
                                                 ----------    ---     -------    ------      -----           --------    --------
Balance at March 31, 1999..................      82,898,750    $83     $34,780    $2,849      $(195)         $ (93,442)  $(55,925)
                                                 ==========    ===     =======    ======      =====           ========    ========

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                           SPLITROCK SERVICES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       THREE MONTHS     THREE MONTHS
                                                                                           ENDED            ENDED
                                                                                      MARCH 31, 1998   MARCH 31, 1999
                                                                                     ---------------   --------------
OPERATING ACTIVITIES:
   Net loss......................................................................          $(3,698)      $(25,491)
   Adjustments to reconcile net loss to net cash provided by
     operating activities -
        Depreciation and amortization............................................            2,820          4,635
        Amortization of debt discount and deferred financing costs...............               --            277
   Changes in operating assets and liabilities:
        Accounts receivable, net.................................................           (2,356)          (929)
        Prepaid expenses and other current assets................................              (91)           161
        Accounts payable and accrued liabilities.................................           (1,549)        (3,805)
        Accrued interest payable.................................................               --         (6,900)
                                                                                           -------       --------
          Net cash used in operating activities..................................           (4,874)       (32,052)
                                                                                           -------       --------

INVESTING ACTIVITIES:
   Purchases of property and equipment...........................................           (2,508)       (15,292)
   Use of unrestricted investments...............................................               --         32,664
   Use of restricted investments.................................................             (232)        13,897
   Investment in other assets....................................................               --         (1,504)
                                                                                           -------       --------
          Net cash (used in) or provided by investing activities.................           (2,740)        29,765
                                                                                           -------       --------

FINANCING ACTIVITIES:
   Proceeds from note payable to stockholder.....................................            5,000             --
   Proceeds from exercise of stock options.......................................               --             99
   Principal payments on capital lease obligations...............................           (5,219)        (2,777)
   Release of restriction of cash under credit agreement.........................            3,472             --
                                                                                           -------       --------
          Net cash (used in) or provided by financing activities.................            3,253       $ (2,678)
                                                                                           -------       --------


NET DECREASE IN CASH AND CASH EQUIVALENTS........................................           (4,361)        (4,965)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................            7,710         28,330
                                                                                           -------       --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................          $ 3,349       $ 23,365
                                                                                           =======       ========


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                           SPLITROCK SERVICES, INC.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


1. BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements of Splitrock Services, Inc. have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Certain amounts previously reported have been reclassified in order to ensure comparability among the periods reported.

   The accompanying unaudited interim condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results for the interim period ended March 31, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999, or future operating results.

   The financial statements should be read in conjunction with the Company's annual audited financials statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-K.

2. NET LOSS PER SHARE

   Basic and diluted net loss per share have been computed in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. At March 31, 1998, options to acquire 2,345,500 shares of Common Stock at the weighted-average exercise price of $0.625 and a warrant to acquire 5,000,000 shares of Common Stock at an exercise price of $0.625 were not included in the computation of diluted earnings per share because their effect is anti-dilutive. At March 31, 1999, options to acquire 4,307,250 shares of Common Stock at the weighted average exercise price of $2.27 and warrants to acquire 2,642,613 shares of Common Stock at an exercise price of $0.01, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

                           SPLITROCK SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     All references to "we", "us", "Splitrock", or "our" refer to Splitrock Services, Inc. This section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act which are intended to be covered by safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, our ability to continue building the Splitrock network, our ability to diversify our services and customers, the ability to obtain necessary supplies, the ability to make projected capital expenditures, and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature hereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of Splitrock's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

     Investors should also be aware that while we do, from time to time, communicate with securities analysts, it is against our policy to disclose to them any material non-public information or other confidential commercial information. Accordingly, investors should not assume that we agree with any statement or report issued by any analyst irrespective of the content of the statement or report. Furthermore, we have a policy against issuing or confirming financial forecasts or projections issued by others. Thus, to the extent that reports issued by securities analysts contain any projections, forecasts or opinions, we are not responsible for those reports.

OVERVIEW

     We are a facilities-based provider of advanced data communications services to Internet service providers, telecommunications carriers and businesses throughout the United States. Our services include an array of Internet access and data communications services delivered over our high capacity, facilities-based network.

     In July 1997, we acquired the existing legacy network infrastructure of Prodigy Communications Corporation, and agreed to build and operate a nationwide communications network and be the exclusive provider of network services for Prodigy's customers. We initially provided service to Prodigy's subscribers using Prodigy's legacy network. For locations outside the coverage area of the legacy network, we have been using the IBM Global Services network. From September 1997 through April 1998, we deployed our broadband access platform, in 70 metropolitan areas across the country. Over time, as more coverage has become available on our local access network, we have been decommissioning the Prodigy legacy network POPs and reducing our usage of the IBM network. In July

1998, we raised $261 million through the issuance of our 11 3/4% senior notes and warrants to purchase common stock principally to finance capital expenditures related to the construction and installation of our broadband access platform. As of April 30, 1999, our network included 212 operational POPs. By the end of 1999, we expect to have approximately 370 active POPs, giving us a physical presence in all 50 states, and targeting 90% of U.S. businesses and households with a local call. Our expanding network is supported by two network operations centers equipped with state-of-the-art network management systems.

     As part of our ongoing efforts to control strategic assets and further expand and enhance our network, we have agreed to acquire the exclusive rights to use up to 16 dark fiber strands in a state-of-the-art nationwide fiber optic network currently under construction by Level 3 Communications, LLC. This fiber network will connect 58 cities across approximately 15,000 route miles and will be delivered in segments that are expected to become available from the end of 1999 through the first quarter of 2001. The combination of this high capacity, state-of-the-art nationwide fiber optic backbone with our broadband access platform will position us to:

     . deliver, on our own facilities, a broad array of end-to-end data communications solutions at the high level of quality and reliability increasingly demanded by customers;

     . significantly reduce our network costs as a percentage of revenues as we substitute the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers;

     . expand our service offerings by providing bandwidth leasing services on a stand alone basis or bundled with our other services; and

     .    increase the reliability and redundancy of our network.

     For additional information about our agreement with Level 3, see "Part II,
Item 5. Other Information."

  REVENUES

     Historically, Prodigy has been our primary customer and accounted for substantially all of our revenues since our inception. For the three months ended March 31, 1999, Prodigy accounted for 99% of our revenues. While we expect revenues from Prodigy to decrease as a percentage of our total revenues in future periods, we believe that Prodigy will continue to account for a significant portion of our revenues.

     We provide network services, including Internet dial services and other network connections, to Prodigy in exchange for a monthly service charge. The service charge is calculated based upon the lower of two alternative rates, subject to a minimum. One rate is calculated based upon the total hours of usage and the other rate is calculated based upon the total number of subscribers. The minimum monthly service charge is $3.5 million and will increase to $4.0 million and $4.5 million on July 1, 1999, and July 1, 2000, respectively. Through March 31, 1998, our Prodigy revenues were a function of the amount of usage rather than the number of subscribers. However, since April 1998, these revenues have been, and over the long term are expected to continue to be, a function of the number of subscribers rather than the amount of usage. In addition, if the average monthly hours per subscriber (calculated as the total subscriber hours for the month divided by the total subscribers) exceeds a target amount, we will be entitled to receive additional fees.

     Our original four-year agreement with Prodigy expires on June 30, 2001. After the initial term either party may terminate the agreement upon 12 months' prior written notice. If no notice is received, the term of the agreement is automatically extended for successive 12-month terms. Under the agreement, we are required, among other things, to provide Prodigy with financial and other information and to meet network performance standards. We are required to provide credits to Prodigy if we fail to meet these standards. Prodigy may terminate the agreement following a cure period if we fail to meet specified service level objectives or otherwise fail to comply with our agreement. Prodigy may also terminate the agreement during the initial term without cause by providing 12 months' prior written notice and paying a termination charge of $5.0 million until July 1, 1999 and $3.0 million after that date.

     Prodigy has announced plans to discontinue Prodigy Classic, its original on-line service, because of a shift in business focus to Internet-based products and services and a determination not to make Prodigy Classic Year 2000 compliant. Prodigy has reported that, although it will continue to encourage Prodigy Classic subscribers to migrate to Prodigy Internet, it has had difficulty in generating this migration and a substantial portion of the remaining Prodigy Classic subscribers lack the minimum hardware requirements for the Prodigy Internet service.

     In addition to providing Internet dial access and related services to Prodigy, we began offering Internet dedicated access services on a limited basis to select customers during the second half of 1998. Given the nature of our network costs and the fact that current network utilization peaks in the evening hours to support Prodigy's residential Internet subscribers, we are targeting providers of daytime intensive traffic as well as providers of evening intensive traffic to maximize network utilization throughout a 24-hour period. We plan to focus on providing virtual private network services, Internet dedicated access, Web hosting and Internet dial access services. Historically, in the data communications industry, providing virtual private network services increases the length of the sales cycle when compared to providing Internet dedicated access services. Because we are in the early stages of building our sales force, we expect growth in revenues to fluctuate from quarter to quarter depending on the volume of monthly revenue of our customers and the actual date the service becomes billable to our customers. We cannot assure you that we will achieve the balance of utilization of the network facilities necessary to attain or maximize profitability or positive cash flow from operations.

     Leveraging on our demonstrated network capabilities, we have recently entered into a significant new customer relationship with InfiNet, a provider of Internet access and Web publishing solutions to newspapers in over 60 cities.
We began providing Internet dial access to InfiNet's approximately 100,000 subscribers in the second quarter of 1999.

     As segments of our fiber backbone network are constructed, we plan to use the additional network capacity to offer bandwidth leasing services. However, overcapacity could result from the construction of competing networks, technological advances, strategic alliances, or a decline in the growth rate of demand for bandwidth capacity. If this occurs, we could encounter significant pricing pressure, which could limit the amount we could competitively charge for these services.

  SPLITROCK NETWORK COSTS

     Our Splitrock network costs include all expenses incurred in connection with designing, deploying and operating our network. These costs primarily include leased telecommunication line charges for connecting our POPs to local central offices and for backbone transmission, personnel expenses, and operating expenses related to network operations, maintenance field operations and facility management.

     Increases in Splitrock network operating costs relate to the increase in Splitrock network facilities and line charges incurred in connection with the growth in total subscriber usage. As of April 30, 1999, we had 212 operational POPs and we expect to have approximately 370 operational POPs when our network construction is completed later this year. We anticipate continued increases in our network operating costs as additional lines and facilities are deployed.

     We are deliberately increasing our network operating expenditures to expand our broadband access platform and backbone capacity in anticipation of expected increases in dial access and other services. We may incur expenditures to increase our capacity to serve customers in advance of entering into new customer relationships.

     During March 1999, in order to maintain the quality and reliability of our network performance, we entered into an agreement with Lucent Technologies to provide us with maintenance on our broadband access network. Prior to entering into this maintenance arrangement with Lucent, we had performed our own maintenance of equipment and have relied on warranties from our vendors. We expect our maintenance costs to increase as POP sites are added to the maintenance contract through year end.

     We expect our network operating costs to decrease significantly as a percentage of revenues as we substitute our acquired fiber optic backbone network for existing leased circuit arrangements with various telecommunications carriers. Although we expect to incur new costs for maintenance, collocation and software in connection with the fiber optic network, these new costs will be offset by a much larger expected reduction in charges for backbone transmission. In connection with the services we will provide to InfiNet, we will incur additional network operating expenses that will largely offset our revenue from that customer through the end of 1999.

  LEGACY NETWORK COSTS

     Legacy network costs include all expenses incurred in connection with operating and decommissioning the Prodigy legacy network. This includes facility leases, line charges for Prodigy legacy network POPs, occupancy costs, equipment maintenance costs and access fees for the IBM network, as well as significant transition costs.

     Legacy network costs are expected to decline, as more coverage becomes available on our own access platform. As the construction and installation of our own network progresses, the Prodigy legacy network is being decommissioned and usage of the IBM network is declining. As of March 31, 1999, we had fully decommissioned 85% of the original Prodigy legacy network POPs.

     The largest component of our legacy network costs are paid to IBM for usage incurred on the IBM network. We have incurred quarterly costs from IBM of $6.3 million, $7.3 million, $11.0 million, $12.0 million, $12.6 million, and $11.5 million, respectively, for the six quarters from October 1, 1997 through March 31, 1999. The increase in costs through the fourth quarter of 1998 related to a continued quarterly increase in total subscriber usage, coupled with an increase in the hourly usage rate that went into effect at the beginning of the second quarter of 1998. The IBM network costs have declined since the fourth quarter of 1998, and we expect those costs to be substantially eliminated by the end of 1999.

     During construction of new POP sites, access and transmission lines are installed and charges are incurred as a POP site becomes operational. Transition costs result from a duplication of expenses on both the new POP and the associated legacy network POP until the new POP is operational and the associated legacy network POP is decommissioned.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Selling, general and administrative expenses consist of personnel and operating costs relating to executive management, accounting and finance, information systems, human resources, sales and marketing, customer support, network planning, development and administrative employees. We expect our selling, general and administrative expenses to continue to increase in dollar amount and as a percentage of revenue in 1999, 2000 and 2001 principally due to the following factors:

     .    expansion of our sales and marketing force; and

     . expansion of our back-office, customer care, billing and administrative systems.

     We expect to make a substantial investment in our sales and marketing programs to achieve and properly support the intended expansion in our customer base. Through the combination of a direct sales force and alternative distribution channels, we believe that we will be able to access markets and increase revenue-producing traffic on our network. To implement our distribution strategy, we are developing an in-house direct sales force. We intend to utilize our direct sales force to market our products and services directly to Internet service providers, carriers, value added service providers, and medium and large businesses. We intend to utilize alternative distribution channels, such as agents, resellers and wholesalers, to market our products and services to medium and small businesses. We cannot assure you that we will be successful in our marketing plan. In addition to the expanded sales force, we anticipate continued back-office expansion, including the continued implementation of a new customer care and billing system. We have also signed a lease for 69,000 square feet of additional office space, which we expect to be available for occupancy by August 1999. This office lease will increase selling, general and administrative costs and will also require additional capital expenditures for furniture and fixtures and leasehold improvements.

  DEPRECIATION AND AMORTIZATION

     Depreciation and amortization expense consists primarily of depreciation of network equipment. We anticipate that our depreciation and amortization expenses will increase significantly as we record amortization on amounts expected to be paid to acquire dark fiber rights and depreciation expenses for the related electronic equipment.

  NET LOSSES

     We have incurred net losses and experienced negative cash flow from operations since our inception in March 1997. We anticipate that losses and negative cash flow from operations will continue while we complete the construction and installation of our nationwide network, expand our revenue base and improve the utilization of our network. The extent to which we continue to incur net losses and negative cash flow from operations is largely dependent upon the timely deployment of the network, the rate at which we can expand our customer and revenue base and our ability to maximize use of our nationwide network.

RESULTS OF OPERATIONS

  THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
1998

     Revenues. Revenues for the three months ended March 31, 1999 totaled $16.4 million, a decrease of $0.1 million from revenues of $16.5 million for the three months ended March 31, 1998. This decrease was due to a decrease in revenues from Prodigy partially offset by a modest increase in revenues from other customers. The decrease in revenues from Prodigy was a result of a change in the methodology for calculating our charges to Prodigy. Our revenues from Prodigy in the first quarter of 1998 were based upon the total hours of usage. In contrast, our revenues from Prodigy in the first quarter of 1999 were based on the total number of subscribers. The change in method of calculating our Prodigy revenues resulted primarily from a change in Prodigy's mix of services.

     Splitrock Network Costs. Splitrock network costs for the three months ended March 31, 1999 were $16.0 million compared to $4.0 million for the three months ended March 31, 1998. This increase was due to the growth in the size of our network from 51 operational POPs as of March 31, 1998 to 190 operational POPs as of March 31, 1999. As a percentage of revenues, Splitrock network costs increased to 98.0% of revenue for the three months ended March 31, 1999 from 24.0% of revenues for the three months ended March 31, 1998.

     Legacy Network Costs. Legacy network costs for the three months ended March 31, 1999 were $13.0 million compared to $12.3 million for the three months ended March 31, 1998. This increase was attributable to an increase in total subscriber usage coupled with an increase in the hourly usage rate for the IBM network. As a percentage of revenues, legacy network costs increased to 79.7% of revenue for the three months ended March 31, 1999 from 74.9% of revenues for the three months ended March 31, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 1999 were $2.6 million compared to $0.9 million for the three months ended March 31, 1998. The majority of this increase was due to an increase in personnel to support the growth in the size of our network. In addition, in the third quarter of 1998, we moved into a 25,000 square foot office facility in The Woodlands, Texas, which significantly increased our occupancy costs. As a percentage of revenues, selling, general and administrative expenses increased to 15.7% of revenue for the three months ended March 31, 1999 from 5.2% of revenues for the three months ended March 31, 1998.

     Depreciation and Amortization. Depreciation and amortization was $4.6 million for the three months ended March 31, 1999 compared to $2.8 million for the three months ended March 31, 1998. This increase was due to the increase in equipment and facilities placed in service throughout 1998.

     Interest Expense. Interest expense was $8.2 million for the three months ended March 31, 1999, compared to $0.4 million for the three months ended March 31, 1998. Historical interest expense was related to capital leases on equipment and loans from a stockholder prior to completion of the senior notes offering in July 1998. Beginning in the third quarter of 1998, interest expense increased significantly due to the increased level of our borrowings in connection with our senior notes.

     Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. Interest income was $2.6 million for the three months ended March 31, 1999, compared to $0.1 million for the three months ended March 31, 1998. This increase is due to the interest earned on the proceeds from our senior notes offering. We anticipate a continued decline in interest income as we use these funds to fund capital expenditures and operations.

     Income Taxes. No provision for income taxes has been recognized because we had operating losses for both tax and financial reporting purposes in all periods.

     At March 31, 1999, we had approximately $35 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. Given our history of operating losses, it is uncertain that we would realize such assets, and so we have provided a reserve to reduce the carrying value of the asset to zero. We will continue to assess the ability to realize the deferred tax assets based on actual and forecasted results.

     We believe that period-to-period comparisons of our financial results should not be relied upon as an indication of future performance and that we may experience in the future significant period-to-period fluctuations in operating results. We expect to focus in the near term on building and increasing our revenue base, which will require us to significantly increase our expenses for personnel, marketing, network infrastructure and the development of new services, and may adversely impact short term operating results. As a result, we cannot assure you that we will be profitable on a quarterly basis in the future and we believe that we will incur losses in the near term.

LIQUIDITY AND CAPITAL RESOURCES

     Our operations have required substantial capital investment for the purchase of communications equipment and the design and development of our network. Capital expenditures were $15.3 million for the three months ended March 31, 1999. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of dark fiber and the related facilities and telecommunications equipment.

     Since our inception, we have satisfied our cash requirements primarily through the issuance of equity or debt securities. We have raised approximately $298.1 million, including:

     . $34.8 million through private sales of our equity securities, including $19.2 million invested by our senior management and directors and $15.6 million invested by another major stockholder; and

     .    $263.3 million through the issuance of debt.

     In addition we have arranged $30.6 million in equipment financing, primarily from equipment vendors and leasing companies.

     As of March 31, 1999, we had an accumulated deficit of $55.9 million, cash and cash equivalents of $23.4 million, and restricted and unrestricted investments of $132.1 million.

     Net cash used in operating activities was $32.1 million during the three months ended March 31, 1999. The net cash used for operating activities in this period was primarily attributable to the

Company's net losses. Net cash provided by investing activities during the three months ended March 31, 1999 was $29.8 million. This consisted of net proceeds of $46.6 million from the liquidation of restricted and unrestricted investments, offset by $15.3 million used for purchases of property and equipment. Net cash used in financing activities for the three months ended March 31, 1999 was $2.7 million and consisted primarily of principal payments on capital leases.

     As of March 31, 1999, we had aggregate operating and capital lease payments of $8.3 million remaining in 1999, and $9.0 million, $2.5 million, $1.4 million and $0.9 million due in each of the next four years.

     We also have agreed to purchase exclusive rights to use up to 16 dark fibers in the fiber optic network under construction by Level 3 Communications, LLC. We are required to pay for the dark fiber in segments as they become available, which is expected to occur from the end of 1999 through the first quarter of 2001.

     We expect our future liquidity and capital requirements to relate primarily to:

     .    capital expenditures;

     .    operating losses;

     .    debt service payments; and

     .    working capital and other corporate purposes.

     We currently estimate that our capital expenditures for 1999 will be approximately $119 million, including capital expenditures for:

     . the acquisition of dark fiber and the related electronics necessary to transmit data over the fiber;

     .    the construction and installation of our broadband access platform;

     . the enhancement of our network to provide additional value added services;

     .    the improvement of our billing and network management capabilities;
          and

     .    the expansion of our facilities.

Actual capital expenditures will depend on numerous factors beyond our control or ability to predict, including the availability of financing, the timing of our acquisition of dark fiber, customer demand, competition, regulatory developments, and general economic conditions.

     Our current sources of capital are not sufficient to fund all of our planned capital expenditures. We intend to finance these capital expenditures by raising additional funds through the issuance of equity or debt securities, vendor financing, bank financing or some combination of the foregoing. Our senior notes restrict our ability to incur indebtedness, create liens, and make dividend payments and investments, and may make it more difficult for us to raise the capital we need to carry out our business plans. We cannot assure you that additional financing will be available on terms acceptable to us, or at all. If we are unable to obtain the funds necessary to finance our expected capital requirements, we may have to revise our business plans and this may materially and adversely affect our financial condition, results of operations or prospects. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and significant interest expense.

YEAR 2000

     The year-2000 issue is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, including an inability to process transactions, send invoices or engage in similar normal business activities. Due to its reliance on computer hardware and software, the Internet and related service industries are highly susceptible to the year-2000 issue. If the year-2000 issue should cause widespread problems across the Internet, usage can be expected to decline dramatically. Such an event would have a material adverse effect on our financial condition and results of operations, the nature and extent of which cannot reasonably be determined by us on the basis of information currently available to us.

  OUR YEAR 2000 PROGRAM

     We have established a program to ensure that, to the extent reasonably possible, all systems are or will be year 2000 compliant prior to the end of 1999. Our Y2K program, designed with the assistance of an outside consultant, consists of five phases:

     . inventory of our potential exposures, including significant third-party supplier and customer relationships,

     .    analysis of the assets to determine compliance or non-compliance,

     .    remediation and contingency plan development,

     .    remediation, and

     .    testing of affected systems.

     A team consisting of our managers from Information Technology, Finance and Operations has been established as the Y2K Readiness Team. With the assistance of our outside consultant, the Y2K Readiness Team has designed an aggressive schedule to identify information technology (IT) and non-IT assets requiring compliance upgrades and a timetable for performance and testing of the affected systems. In addition, the Y2K Program calls for validation of compliance by significant suppliers and customers.

     Once identified, we will schedule detailed remediation steps to ensure that internal systems and significant external suppliers and customers meet Y2K Program compatibility requirements, or that sufficient contingency plans are in place. Remediation and compliance validation are estimated for completion during the second quarter of 1999.

  CURRENT STATUS

     Our Year 2000 assessment is approaching final completion. An inventory of computing, communications and facility systems has been prepared and validated. Significant suppliers, including competitive local exchange carriers, have also been identified for validation.

     We have completed the inventory for both our IT and non-IT systems and have completed most of the analysis phase for these systems. We expect to complete the analysis phases for these systems during the second quarter of 1999. The
Y2K Program calls for the completion of all phases for both IT and non-IT Systems by the end of the second quarter of 1999.

     We have performed a technical review of significant third party suppliers and customers and, if available, have surveyed the public year-2000 statements issued by them. In addition, we have sent inquiry letters to certain third party suppliers and customers requesting information regarding their vulnerability to year-2000 issues. We will respond to these inquiries and evaluate the responses we receive to determine if alternate business actions will be necessary.

     To date, we have not incurred and do not anticipate incurring a significant amount of costs to implement remedial actions required for year-2000 compliance.

  CONTINGENCY PLANS

     If any significant systems, customers or suppliers are determined to have questionable remediation potential, the Y2K Readiness Team will establish a contingency plan to address the at-risk area during the analysis phase of the overall project now underway. We are unable at this time to determine what contingency plans, if any, may need to be implemented. As we progress through the Y2K Program and identify specific risk areas, we will take appropriate steps to implement remedial actions and contingency plans as required under the circumstances.

  RISKS

     The failure to correct a year-2000 issue could result in the interruption or failure of certain normal business activities or operations. We believe that the most reasonably likely worst-case scenario would result from interruption or failure of third party services. Because we are dependent on a number of third party vendors to provide network services, a significant year-2000-related disruption of these network services could cause customers to consider seeking alternate service providers, decrease Internet traffic generally or cause a significant burden on customer service and technical support.

     We are not presently aware of any vendor-related year-2000 issue that is likely to result in any disruption of this type. Although there is inherent uncertainty in the year-2000 issue, we expect that as we progress in our Y2K Program, the level of uncertainty about the impact of the year-2000 issue will be reduced significantly.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise bought and sold derivatives nor do we expect to in the future. We also do not invest in market risk sensitive instruments for trading purposes.

     This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth above under "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements."

  INTEREST RATE RISK

     We may be exposed to market risk related to changes in interest rates. At this time, we have not entered into any interest rate risk arrangements, and while we may enter into interest rate risk hedging arrangements in the future, we cannot assure you that we will be able to find commercially satisfactory terms at that time. Our investment policy is to manage our investment portfolio to preserve principal and liquidity while maximizing the return on the investment portfolio through the full investment of available funds. We diversify our marketable securities portfolio by investing in multiple types of investment-grade securities. Our investment portfolio is primarily invested in short-term securities with at least an investment grade rating to minimize interest rate and credit risk as well as to provide for an immediate source of funds. Although changes in interest rates may affect the fair value of the investment portfolio and cause unrealized gains or losses, such gains or losses would not be realized unless the investments are sold.

     Our Short-Term Investments. As of March 31, 1999, we had unrestricted short term investments of $87.8 million and restricted short-term investments of $28.2 million. These short-term investments are highly liquid investments with original maturities at the date of purchase of between three and twelve months and consist primarily of money market funds and high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes. We value these investments at fair market value. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10 percent from levels at March 31, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. We have the ability to hold these investments until maturity, and therefore would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income, especially from money market funds whose rates change on a daily basis. For more information, see Note 1 to the Financial Statements.

     Our Long Term Investments. As of March 31, 1999, we maintained restricted long-term investments totaling $16.2 million in connection with our 11 3/4% senior notes due 2008. This long-term investment consists of money market funds and high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes, all of which are considered liquid and available for sale. Certain of these securities will not be held to maturity. A hypothetical increase in market interest rates by 10% from levels at March 31, 1999 would cause the fair value of these securities to decline by an immaterial amount. Declines in interest rates over time will, however, reduce our interest income, especially in money market funds whose rates change on a daily basis.

     Outstanding Debt. As of March 31, 1999, the carrying value of our outstanding senior notes was approximately $258.3 million at a fixed interest rate of 11 3/4%. In certain circumstances, we may redeem or exchange this long-term debt. Because the interest rates on these instruments are fixed, a hypothetical 10 percent decrease in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

  EQUITY PRICE RISK

     We do not own an equity stake or investment in another company or business entity and therefore we do not believe that we have any direct equity price risk. We do not hedge against equity price changes.

  FOREIGN CURRENCY EXCHANGE RATE RISK

     All of our revenues are realized in dollars and all of our revenues are from customers in the United States. Therefore, we do not believe that we have any significant direct foreign currency exchange rate risk. We do not hedge against foreign currency exchange rate changes.

                           SPLITROCK SERVICES, INC.

                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not currently involved in any legal proceedings, nor are any material legal proceedings threatened by or against the Company

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

LEVEL 3 AGREEMENT

     On April 26, 1999, we entered into a Cost Sharing National IRU Agreement with Level 3 Communications, LLC, a subsidiary of Level 3 Communications, Inc. ("Level 3"). Under this agreement, Level 3 has granted to us an exclusive indefeasible right of use (IRU) in up to 16 dark fibers in the nationwide multiconduit fiber optic communications system currently under construction by Level 3. The fiber will be delivered in segments that are expected to become available from the end of 1999 through the first quarter of 2001. When completed, the fiber network will connect 58 major cities across approximately 15,000 route miles. If Level 3 expands its nationwide fiber optic network by adding additional routes or otherwise enhances its network, Level 3 has agreed to give us the opportunity to participate in that expansion or enhancement, subject to Level 3's own business needs and subject to our agreeing on the allocation of costs in the expansion or enhancement. Our agreement with Level 3 relates to dark fiber only and does not include the electronic equipment necessary to allow the fiber to transmit communications.

     Under our agreement, we have made a down payment of $11.2 million to Level 3 and we are required to make additional payments as we accept delivery of segments of the dark fiber. The total amount we will be required to pay Level 3 is dependent on the number of fibers we acquire and the number of actual route miles. In addition to IRU payments, we are required to make payments to Level 3 for facilities, maintenance and utilities charges.

     We presently plan to acquire all 16 of the dark fiber strands available under the Level 3 agreement. We anticipate that the acquisition of this dark fiber and the related electronics equipment, will require capital expenditures of approximately $75 million, $246 million, and $55 million in 1999, 2000 and 2001, respectively.

     We have agreed that prior to the fourth anniversary of the agreement, we will not grant any dark fiber IRU or assign or transfer any IRU or other similar right or interest in any IRU to anyone other than an affiliate of ours. However, the agreement allows us to sell or lease capacity over the fibers.

     Our agreement with Level 3 has an initial term of 20 years and may be extended. If we default in any payments due to Level 3 under the agreement, Level 3 may terminate the agreement, provided that Level 3 may not terminate the agreement or our rights to use fiber in segments for which we have paid in full. We have the right to terminate the agreement prior to October 31, 1999, under certain circumstances, but we would forfeit up to 80% of our down payment if we exercise that right.

     Level 3 has agreed to provide interim backbone transmission services at capacities ranging from DS-3 to OC-48 for a monthly charge per DS-0 mile, subject to an aggregate monthly minimum of $0.5 million. We expect to receive these services beginning in the third quarter of 1999. As these services become available, they will replace backbone transmission services we currently receive from other third parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     Exhibit Number               Description
     --------------               -----------

          27                  Financial data schedule

(b)  Reports on Form 8-K:

          None.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SPLITROCK SERVICES, INC.

Dated:  May 14, 1999              By: /s/ William R. Wilson
        ------------                  ------------------------------------
                                          William R. Wilson, President and
                                          Chief Executive Officer

                                  By: /s/ J. Robert Fugate
                                      ------------------------------------
                                          J. Robert Fugate, Executive Vice
                                          President and Chief Financial Officer