Form 10-Q
period 1999-06-30
SPLITROCK SERVICES INC
filed 1999-08-10
CIK 1067822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                  (MARK ONE)

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

                                Yes [X]   No [ ]

The number of shares of Common Stock, par value $.001 per share, of the Registrant outstanding at June 30, 1999 was 46,681,424.

                           SPLITROCK SERVICES, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     INDEX

                                                                                                        PAGE
                                                                                                        ----
Part I --  Financial Information

 Item 1 -- Financial Statements
           Condensed Balance Sheets as of December 31, 1998 and June 30, 1999 (unaudited)..............  2

           Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended
           June 30, 1998 and 1999 (unaudited)..........................................................  3

           Condensed Statements of Operations and Comprehensive Loss for the Six Months Ended
           June 30, 1998 and 1999 (unaudited)..........................................................  4

           Condensed Statement of Stockholders' Equity (Deficit) for the
           Six Months ended June 30, 1999 (unaudited)..................................................  5

           Condensed Statements of Cash Flows for the Six Months Ended
           June 30, 1998 and 1999 (unaudited)..........................................................  6

           Notes to Condensed Financial Statements (unaudited).........................................  7

 Item 2 -- Management's Discussion and Analysis of
           Financial Condition and Results of Operations...............................................  8

 Item 3 -- Quantitative and Qualitative Disclosures About Market Risk.................................. 20

Part II -- Other Information

 Item 1 -- Legal Proceedings........................................................................... 22

 Item 2 -- Changes in Securities and Use of Proceeds................................................... 22

 Item 3 -- Defaults upon Senior Securities............................................................. 22

 Item 4 -- Submission of Matters to a Vote of Security Holders......................................... 22

 Item 5 -- Other Information........................................................................... 22

 Item 6 -- Exhibits and Reports on Form 8-K............................................................ 22

 Signatures............................................................................................ 23

                           SPLITROCK SERVICES, INC.

                           CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                  DECEMBER 31,       JUNE 30,
                                                                      1998             1999
                                                                  -------------     -----------
                                                                                    (UNAUDITED)
                              ASSETS
Current assets:
 Cash and cash equivalents......................................     $   28,330      $    8,327
 Unrestricted investments -- short term.........................        120,475          56,166
 Restricted investments -- short term...........................         39,476          21,597
 Accounts receivable, net.......................................          3,205           3,919
 Prepaid expenses and other current assets......................            480             948
                                                                     ----------      ----------
   Total current assets.........................................        191,966          90,957
Property and equipment, net.....................................         73,899          88,721
Restricted investments -- long term.............................         19,001          23,243
Other assets, net...............................................         11,275          29,808
                                                                     ----------      ----------
                                                                     $  296,141      $  232,729
                                                                     ==========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current maturities of capital lease obligations................     $    9,121      $    9,088
 Accounts payable...............................................         21,582          11,533
 Accrued interest payable.......................................         13,375          14,141
 Accrued liabilities and other current liabilities..............         15,894          18,211
                                                                     ----------      ----------
   Total current liabilities....................................         59,972          52,973
Senior notes payable ($261,000 face value net of
 unamortized discount)..........................................        258,217         258,298
Capital lease obligations.......................................          8,243           3,383
                                                                     ----------      ----------
   Total liabilities............................................        326,432         314,654

Commitments and contingencies

Stockholders' equity (deficit):
 Common stock, $.001 par value, 150,000,000 shares authorized,
  46,624,845 and 46,681,424 shares issued and outstanding as
  of December 31, 1998, and June 30, 1999, respectively.........             47              47
 Additional paid-in capital.....................................         34,717          34,831
 Common stock warrants..........................................          2,849           2,849
 Accumulated other comprehensive income(loss)...................             47            (335)
 Accumulated deficit............................................        (67,951)       (119,317)
                                                                     ----------      ----------
   Total stockholders' equity (deficit).........................        (30,291)        (81,925)
                                                                     ----------      ----------
                                                                     $  296,141      $  232,729
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

                           SPLITROCK SERVICES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                THREE MONTHS          THREE MONTHS
                                                   ENDED                  ENDED
                                               JUNE 30, 1998          JUNE 30, 1999
                                               -------------          -------------

Revenues.................................      $      15,720          $      17,889
Operating expenses:
   Splitrock network costs...............              6,769                 18,128
   Legacy network costs..................             14,795                  8,842
   Selling, general and administrative...              1,582                  3,768
   Depreciation and amortization.........              2,087                  6,602
                                               -------------          -------------

          Total operating expenses.......             25,233                 37,340
                                               -------------          -------------

Loss from operations.....................             (9,513)               (19,451)
Other income (expense):
   Interest income.......................                 76                  1,731
   Interest expense......................               (493)                (8,155)
                                               -------------          -------------

Net loss.................................             (9,930)               (25,875)
                                               -------------          -------------
Other comprehensive loss:
   Unrealized net loss on securities.....                 --                   (140)
                                               -------------          -------------

Comprehensive net loss...................      $      (9,930)         $     (26,015)
                                               =============          =============

Net loss per share - basic and diluted         $        (.23)         $        (.55)
                                               =============          =============

Weighted average shares - basic and diluted       43,337,389             46,678,316
                                               =============          =============

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                           SPLITROCK SERVICES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARES AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                             SIX MONTHS      SIX MONTHS
                                               ENDED           ENDED
                                           JUNE 30, 1998   JUNE 30, 1999
                                           --------------  --------------
Revenues.................................        $ 32,214        $ 34,241
Operating expenses:
   Splitrock network costs...............          10,724          34,150
   Legacy network costs..................          27,111          21,871
   Selling, general and administrative...           2,441           6,338
   Depreciation and amortization.........           4,907          11,237
                                               ----------      ----------

          Total operating expenses.......          45,183          73,596
                                               ----------      ----------

Loss from operations.....................         (12,969)        (39,355)
Other income (expense):
   Interest income.......................             183           4,335
   Interest expense......................            (842)        (16,346)
                                               ----------      ----------

Net loss.................................         (13,628)        (51,366)
                                               ----------      ----------

Other comprehensive loss:
   Unrealized net loss on securities.....              --            (382)
                                               ----------      ----------

Comprehensive net loss...................      $  (13,628)     $  (51,748)
                                               ==========      ==========

Net loss per share - basic and diluted         $     (.31)     $    (1.10)
                                               ==========      ==========

Weighted average shares - basic and diluted    43,288,168      46,668,728
                                               ==========      ==========


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                           SPLITROCK SERVICES, INC.

             CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                               Accumulated
                                                        Additional   Common       Other
                                                  Par    Paid-in     Stock    Comprehensive   Accumulated
                                       Shares    Value   Capital    Warrants  Income (Loss)    (Deficit)        Total
                                     ----------  -----  ----------  --------  --------------  ------------    ---------
Balance at December 31, 1998.......  46,624,845  $  47   $  34,717  $  2,849         $    47    $  (67,951)   $ (30,291)
Net loss...........................           -      -           -         -               -       (51,366)     (51,366)
Unrealized net loss on securities..           -      -           -         -            (382)            -         (382)
Exercise of stock options..........      56,579      -         114         -               -             -          114
                                     ----------  -----   ---------  --------         -------    ----------    ---------
Balance at June 30, 1999...........  46,681,424  $  47   $  34,831  $  2,849         $  (335)   $ (119,317)   $ (81,925)
                                     ==========  =====   =========  ========         =======    ==========    =========


    The accompanying notes are an integral part of these unaudited condensed financial statements.

                            SPLITROCK SERVICES, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                       SIX MONTHS      SIX MONTHS
                                                                                           ENDED           ENDED
                                                                                       JUNE 30, 1998   JUNE 30, 1999
                                                                                       --------------  --------------
OPERATING ACTIVITIES:
   Net loss..........................................................................     $  (13,628)     $  (51,366)
   Adjustments to reconcile net loss to net cash provided by operating activities -
       Depreciation and amortization.................................................          4,907          11,237
       Amortization of debt discount and deferred financing costs....................             --             554
   Changes in operating assets and liabilities:
       Accounts receivable, net......................................................         (1,986)           (714)
       Prepaid expenses and other current assets.....................................           (199)           (468)
       Accounts payable and accrued liabilities......................................          7,194          (7,732)
       Accrued interest payable......................................................             --             766
                                                                                          -----------     -----------

           Net cash used in operating activities.....................................         (3,712)        (47,723)
                                                                                          -----------     -----------

INVESTING ACTIVITIES:
   Purchases of equipment............................................................         (5,548)        (25,311)
   Use of unrestricted investments...................................................             --          64,255
   Use of restricted investments, net................................................             --          13,309
   Increase in other assets..........................................................         (2,166)        (19,189)
                                                                                          -----------     -----------

           Net cash (used in) or provided by investing activities....................         (7,714)         33,064
                                                                                          -----------     -----------

FINANCING ACTIVITIES:
   Proceeds from note payable to stockholder.........................................         10,000              --
   Proceeds from note payable........................................................          1,477              --
   Financing costs incurred..........................................................           (424)           (565)
   Sale of common stock and exercise of stock options................................          1,100             114
   Proceeds from sale leaseback of equipment.........................................            440              --
   Principal payments on capital lease obligations...................................         (7,172)         (4,893)
   Release of restriction of cash under credit agreement.............................          3,472              --
                                                                                          -----------     -----------

           Net cash (used in) or provided by financing activities....................          8,893          (5,344)
                                                                                          -----------     -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS............................................         (2,533)        (20,003)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.....................................          7,710          28,330
                                                                                          -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD...........................................     $    5,177      $    8,327
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

The accompanying unaudited interim condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results for the interim period ended June 30, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999, or future operating results.

On June 28, 1999, the Company's Board of Directors approved a 0.563-for-1 reverse stock split of the Common Stock of the Company effected on July 12, 1999. All share and per share amounts included in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

The financial statements should be read in conjunction with the Company's annual audited financials statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-K.

2.  NET LOSS PER SHARE

Basic and diluted net loss per share have been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. At June 30, 1998, options to acquire 1,351,482 shares of Common Stock at the weighted-average exercise price of $1.11 and a warrant to acquire 2,815,000 shares of Common Stock at an exercise price of $1.11 were not included in the computation of diluted earnings per share because their effect is anti-dilutive. At June 30, 1999, options to acquire 2,896,128 shares of Common Stock at the weighted average exercise price of $5.10 and warrants to acquire 1,487,791 shares of Common Stock at an exercise price of $0.02, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

                            SPLITROCK SERVICES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

     All references to "we", "us", "Splitrock", or "our" refer to Splitrock Services, Inc. This section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, our ability to continue building the Splitrock network, our ability to diversify our services and customers, the ability to obtain necessary supplies, the ability to make projected capital expenditures, and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature hereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of Splitrock's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

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

Overview

     We are a facilities-based provider of advanced data communications services. We market our services to Internet service providers, telecommunications carriers and other businesses throughout the United States. Our services include an array of Internet access and data communications services delivered over our high capacity, facilities-based network.

     We were founded in March 1997. In July 1997, we acquired the existing legacy network infrastructure of Prodigy Communications Corporation, and agreed to build and operate a nationwide communications network and to provide network services for Prodigy's customers. We initially provided service to Prodigy's subscribers using Prodigy's legacy network. For locations outside the coverage area of the legacy network, we have been using the IBM Global Services network. From September 1997 through April 1998, we deployed our broadband access network in metropolitan areas across the country. Over time, as more coverage has become available on our access network, we have been decommissioning the Prodigy legacy network POPs and reducing our usage of the IBM network. In July 1998, we raised $261 million through the issuance of our 11 3/4% senior notes and warrants to purchase common stock, principally to finance capital expenditures related to the construction and installation of our broadband access network. As of June 30, 1999, our network included 324 installed POPs, 270 of which were operational. Later this year, we expect to have approximately 370 active POPs, giving us a physical presence in all 50 states, and targeting 90% of U.S. businesses and households with a local call. Our expanding network is supported by two network operations centers equipped with state-of-the-art network management systems.

     As part of our ongoing efforts to further expand and enhance our network and service offerings, we have agreed to acquire indefeasible rights to use four dark fiber strands in a state-of-the-art fiber optic network currently under construction by Level 3 Communications, LLC, with an option to acquire indefeasible rights to use an additional 12 fibers. This nationwide fiber network will cover approximately 15,000 route miles and will be delivered in segments that are expected to become available from the end of 1999 through the first quarter of 2001. The combination of this fiber optic backbone with our broadband access network positions us to:

     . deliver, on our own facilities, a broad array of end-to-end data communications services at the high level of quality and reliability increasingly demanded by customers;

     . reduce significantly our network costs as a percentage of revenues as we substitute the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers;

     . expand our service offerings by providing bandwidth leasing services on a stand alone basis or bundled with our other services;

     .    increase the reliability and redundancy of our network; and

     . increase the variety of service options and speeds available to customers.


     Revenues

     Historically, Prodigy has been our primary customer and has accounted for substantially all of our revenues since our inception. For the year ended December 31, 1998 Prodigy accounted for 99% of our revenues. For the six months ended June 30, 1999 Prodigy accounted for 93% of our revenues. While we expect revenues from Prodigy to decrease as a percentage of our total revenues in future periods, we believe that Prodigy will continue to account for a significant portion of our revenues.

     We provide network services, including Internet dial services and other network connections, to Prodigy in exchange for a monthly service charge. The service charge is calculated based on the lower of two alternative rates, subject to a minimum. One rate is calculated based upon the total hours of usage and the other rate is calculated based upon the total number of subscribers. The minimum monthly service charge is $4.0 million and will increase to $4.5 million on July 1, 2000. Through March 31, 1998, our Prodigy revenues were a function of the amount of usage rather than the number of subscribers. However, since April 1998, these revenues have been, and over the long term are expected to continue to be, a function of the number of subscribers rather than the amount of usage. In addition, if the average monthly hours per subscriber exceeds a target amount, we will be entitled to receive additional fees.

     Our original four-year agreement with Prodigy expires on June 30, 2001. After the initial term, either party may terminate the agreement upon 12 months' prior written notice. If no notice is received, the term of the agreement is automatically extended for successive 12-month terms. Under the agreement, we are required, among other things, to provide Prodigy with financial and other information and to meet network performance standards. We are required to provide credits to Prodigy if we fail to meet these standards. Prodigy may terminate the agreement following a cure period if we fail to meet specified service level objectives or otherwise fail to comply with our agreement. Prodigy may also terminate the agreement during the initial term without cause by providing 12 months' prior written notice and paying a termination charge of $3.0 million.

     Prodigy has announced plans to discontinue Prodigy Classic, its original on-line service, on or before October 31, 1999 because of a shift in business focus to Internet-based products and services and a determination not to make Prodigy Classic Year 2000 compliant. Prodigy has reported that, although it will continue to encourage Prodigy Classic subscribers to migrate to Prodigy Internet, it has had difficulty in generating this migration and a substantial portion of the remaining Prodigy Classic subscribers lack the minimum hardware requirements for the Prodigy Internet service. While we expect continued growth in Prodigy Internet subscribers, we do not expect that any significant portion of this growth will be attributable to the migration of Prodigy Classic subscribers.

     On May 27, 1999, Prodigy announced that it had entered into a definitive agreement to acquire the Internet access customer base of Cable & Wireless USA, which we believe will result in a significant increase in Prodigy subscribers.

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

     Leveraging our demonstrated network capabilities, we have recently entered into significant new customer relationships with Juno Online Services and InfiNet. Juno, a leading provider of Internet and e-mail services, currently has more than 200,000 subscribers for its Internet services launched in July 1998 and has created more than 6.8 million free e-mail accounts since April 1996. InfiNet, a consortium sponsored by Knight-Ridder, Gannett and Landmark Communications, provides Internet access and web publishing solutions to nearly 100,000 subscribers nationwide. We began providing Internet dial access to InfiNet's subscribers in the second quarter of 1999.

     As segments of our fiber backbone are constructed, we plan to use the additional network capacity to offer bandwidth leasing services. However, overcapacity could result from the construction of competing networks, technological advances, strategic alliances, or a decline in the growth rate of demand for bandwidth capacity. If this occurs, we could encounter significant pricing pressure, which could limit the amount we could competitively charge for these services.

     Splitrock Network Costs

     Our Splitrock network costs include all expenses incurred in connection with operating our network. These costs primarily include leased telecommunication line charges for connecting our POPs to local central offices and for backbone transmission, personnel expenses, and operating expenses related to network operations, maintenance field operations and facility management.

     Increases in Splitrock network operating costs relate to the increase in Splitrock network facilities and line charges incurred in connection with the growth in total subscriber usage. As of June 30, 1999, we had 324 installed POPs, 270 of which were operational and we expect to have approximately 370 operational POPs when our network construction is completed later this year. We anticipate continued increases in our network operating costs as additional lines and facilities are deployed.

     We are deliberately increasing our network operating expenditures to expand our broadband access network and backbone capacity in anticipation of expected increases in dial access and other services. We may incur expenditures to increase our capacity to serve customers in advance of entering into new customer relationships.

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

     We expect our network operating costs to decrease significantly as a percentage of revenues as we substitute our acquired fiber optic backbone network for existing leased circuit arrangements with various telecommunications carriers. Although we expect to incur new costs for maintenance, colocation and software in connection with the fiber optic network, we expect these new costs to be offset in future years by a larger reduction in charges for backbone transmission.

     Legacy Network Costs

     Legacy network costs include all expenses incurred in connection with operating and decommissioning the Prodigy legacy network and costs of operating the InfiNet legacy network until we transition InfiNet traffic from its network to our network. These costs include facility leases, line charges, occupancy costs, equipment maintenance costs and access fees for the IBM network, as well as significant transition costs which will be incurred until the traffic from these networks is migrated to our network.

     Legacy network costs are expected to continue to decline, as more coverage becomes available on our own broadband access network. As the construction and installation of our own network progresses, the Prodigy legacy network is being decommissioned and usage of the IBM network is declining. As of June 30, 1999, we had fully deactivated substantially all of the original Prodigy legacy network POPs. Our network can service a substantial portion of the InfiNet traffic acquired in May of 1999. We began migrating the InfiNet traffic to our network in July 1999 and expect to be substantially completed by the end of the year. Despite the increase in legacy network costs resulting from the InfiNet network, our legacy network costs in total decreased 32.1% from the first quarter of 1999 to the second quarter of 1999. We do not expect to incur any significant legacy network costs beyond the end of 1999.

     The largest component of our legacy network costs are paid to IBM for usage incurred on the IBM network. We have incurred quarterly costs from IBM of $6.3 million, $7.3 million, $11.0 million, $12.0 million, $12.6 million, $11.5 million and $6.5 million, respectively, for the seven quarters from October 1, 1997 through June 30, 1999. The increase in costs through the fourth quarter of 1998 related to a continued quarterly increase in total subscriber usage, coupled with an increase in the hourly usage rate that went into effect at the beginning of the second quarter of 1998. The IBM network costs have declined since the fourth quarter of 1998 and we expect those costs to be substantially eliminated by the end of 1999.

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


     Selling, General and Administrative Expenses

     Selling, general and administrative expenses consist of personnel and operating costs relating to executive management, accounting and finance, information systems, human resources, sales and marketing, customer support, network planning, development, and administrative employees. We expect our selling, general and administrative expenses to continue to increase in dollar amount and as a percentage of revenue in 1999, 2000 and 2001 principally due to the following factors:

     .    expansion of our sales and marketing force; and

     . expansion of our back-office, customer care, billing, and administrative functions.

     We expect to make a substantial investment in our sales and marketing programs to achieve and properly support the intended expansion in our customer base. Through the combination of a direct sales force and alternative distribution channels, we believe that we will be able to access markets and increase revenue-producing traffic on our network. To implement our distribution strategy, we are developing an in-house direct sales force. We intend to utilize our direct sales force to market our services directly to Internet service providers, carriers, value added service providers, and medium and large businesses. We intend to utilize alternate distribution channels, such as agents, resellers and wholesalers, to market our services to medium and small businesses. We cannot assure you that we will be successful in our marketing plan. In addition to the expanded sales force, we anticipate continued back-office expansion, including the continued implementation of a new customer care and billing system. We have also signed a lease for 69,000 square feet of additional office space, which we expect to be available for occupancy by August 1999. This office lease will increase selling, general and administrative costs and will also require additional capital expenditures for furniture and fixtures and leasehold improvements.


     Depreciation and Amortization

     Depreciation and amortization expense consists primarily of depreciation of network equipment. We anticipate that our depreciation and amortization expenses will increase significantly as we record amortization on amounts expected to be paid to acquire dark fiber rights and depreciation expenses for the related electronic equipment.


     Net Losses

     We have incurred net losses since our inception in March 1997. We anticipate that we will continue to incur net losses while we complete the construction and installation of our nationwide network and expand our sales and marketing force. The extent to which we continue to incur net losses is largely dependent upon the timely deployment of the network, the rate at which we can expand our customer and revenue base and our ability to maximize use of our nationwide network .


Results of Operations

     Three Months Ended June 30, 1999 Compared to Three Months Ended June 30,
1998

     Revenues. Revenues for the three months ended June 30, 1999 totaled $17.9 million, an increase of $2.2 million from revenues of $15.7 million for the three months ended June 30, 1998. This increase was primarily due to providing dial access service to InfiNet subscribers commencing in May of 1999 and increases in revenue from Prodigy.

     Splitrock Network Costs. Splitrock network costs for the three months ended June 30, 1999 were $18.1 million compared to $6.8 million for the three months ended June 30, 1998. This $11.3 million increase was due to the growth in the size of our network from 70 operational POPs as of June 30, 1998 to 270 operational POPs as of June 30, 1999. As a percentage of revenues, Splitrock network costs increased to 101.0% of revenue for the three months ended June 30, 1999 from 43.0% of revenues for the three months ended June 30, 1998.

     Legacy Network Costs. Legacy network costs for the three months ended June 30, 1999 were $8.8 million compared to $14.8 million for the three months ended June 30, 1998. This $6.0 million decrease was attributable to a decrease in the IBM Network access charges as a result of the expanded coverage becoming available on our network and the migration of additional traffic from the Prodigy legacy network to our network. This decrease was offset by approximately $1.9 million of additional costs from servicing InfiNet customers on its legacy network beginning in May 1999. Despite the increase in legacy network costs resulting from the InfiNet network, our legacy network costs in total decreased 32.1% from the first quarter of 1999 to the second quarter of 1999. As a percentage of revenues, legacy network costs decreased to 49.4% of revenue for the three months ended June 30, 1999 from 94.1% of revenues for the three months ended June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended June 30, 1999 were $3.8 million compared to $1.6 million for the three months ended June 30, 1998. The majority of this increase was due to personnel costs incurred in building our internal sales force beginning in the second quarter of 1999 and the increase in personnel to support the growth in the size of our network. As a percentage of revenues, selling, general and administrative expenses increased to 21.0% of revenue for the three months ended June 30, 1999 from 10.0% of revenues for the three months ended June 30, 1998.

     Depreciation and Amortization. Depreciation and amortization was $6.6 million for the three months ended June 30, 1999 compared to $2.1 million for the three months ended June 30, 1998. This increase was due to the increase in equipment and facilities placed in service throughout 1998 and 1999.

     Interest Expense. Interest expense was $8.2 million for the three months ended June 30, 1999, compared to $0.5 million for the three months ended June 30, 1998. Historical interest expense was related to capital leases on equipment and loans from a stockholder prior to completion of the senior notes offering in July 1998. Beginning in the third quarter of 1998, interest expense increased significantly due to the issuance of our senior notes.

     Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. Interest income was $1.7 million for the three months ended June 30, 1999, compared to $0.1 million for the three months ended June 30, 1998. This increase is due to the interest earned on the proceeds from our senior notes offering.


     Six Months  Ended June 30, 1999 Compared to the Six Months Ended June 30,
1998

     Revenues. Revenues for the six months ended June 30, 1999 totaled $34.2 million, an increase of $2.0 million from revenues of $32.2 million for the six months ended June 30, 1998. This increase was due primarily to providing dial access service to InfiNet subscribers commencing in May of 1999.

     Splitrock Network Costs. Splitrock network costs for the six months ended June 30, 1999 were $34.2 million compared to $10.7 million for the six months ended June 30, 1998. This increase was due to the growth in the size of our network from 70 operational POPs as of June 30, 1998 to 270 operational POPs as of June 30, 1999. As a percentage of revenues, Splitrock network costs increased to 100.0% of revenue for the six months ended June 30, 1999 from 33.3% of revenues for the six months ended June 30, 1998.

     Legacy Network Costs. Legacy network costs for the six months ended June 30, 1999 were $21.9 million compared to $27.1 million for the six months ended June 30, 1998. This decrease was primarily attributable to a decrease in the IBM Network access charges as a result of the expanded coverage becoming available on our network and the migration of additional traffic from the Prodigy legacy network to our network. This decrease was offset by approximately $1.9 million of additional costs from servicing InfiNet customers on its legacy network beginning in May 1999. Despite the increase in legacy network costs resulting from the InfiNet network, our legacy network costs in total decreased 32.1% from the first quarter of 1999 to the second quarter of 1999. As a percentage of revenues, legacy network costs decreased to 63.8% of revenue for the six months ended June 30, 1999 from 84.2% of revenues for the six months ended June 30, 1998.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended June 30, 1999 were $6.3 million compared to $2.4 million for the six months ended June 30, 1998. The majority of this increase was due to personnel costs incurred in building our internal sales force beginning in the second quarter of 1999 and the increase in personnel throughout 1998 and 1999 to support the growth in the size of our network. As a percentage of revenues, selling, general and administrative expenses increased to 18.5% of revenues for the six months ended June 30, 1999 from 7.6% of revenues for the six months ended June 30, 1998.

     Depreciation and Amortization. Depreciation and amortization was $11.2 million for the six months ended June 30, 1999 compared to $4.9 million for the six months ended June 30, 1998. This increase was due to the increase in equipment and facilities placed in service throughout 1998 and 1999.

     Interest Expense. Interest expense was $16.3 million for the six months ended June 30, 1999, compared to $0.8 million for the six months ended June 30, 1998. Historical interest expense was related to capital leases on equipment and loans from a stockholder prior to completion of the senior notes offering in July 1998. Beginning in the third quarter of 1998, interest expense increased significantly due to the issuance of our senior notes.

     Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. Interest income was $4.3 million for the six months ended June 30, 1999, compared to $0.2 million for the six months ended June 30, 1998. This increase was due to the interest earned on the proceeds from our senior notes offering.

     Income Taxes. No provision for income taxes has been recognized because we had operating losses for both tax and financial reporting purposes in all periods.

     On June 30, 1999, we had approximately $45.0 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. Given our history of operating losses, it is uncertain that we would realize these assets, and so we have provided a reserve to reduce the carrying value of the assets to zero. We will continue to assess the ability to realize the deferred tax assets based on actual and forecasted results.


Liquidity and Capital Resources

     Our operations have required substantial capital investment for the purchase of communications equipment and the design and development of our network. Capital expenditures were $45.3 million and $25.3 million for the year ended December 31, 1998 and the six months ended June 30, 1999, respectively. We expect that our capital expenditures will be substantially higher in future periods in connection with the purchase of dark fiber and the related facilities and telecommunications equipment.

     Since our inception, we have satisfied our cash requirements primarily through the issuance of equity or debt securities. As of June 30, 1999, we had raised approximately $298.2 million, including:

     . $34.9 million through private sales of our equity securities, including $18.0 million invested by our senior management and directors and $15.6 million invested by another major stockholder; and

     .    $263.3 million through the issuance of debt.

     In addition we have arranged $30.6 million in equipment financing, primarily from equipment vendors and leasing companies.

     As of June 30, 1999, we had an accumulated deficit of $119.3 million, cash and cash equivalents of $8.3 million, and restricted and unrestricted investments of $101.0 million.

     Net cash used in operating activities was $47.7 million during the six months ended June 30, 1999. The net cash used in operating activities in this period was primarily attributable to the Company's net losses. Net cash used in operating activities was $0.7 million for the year ended December 31, 1998. During the year-ended December 31, 1998, the cash flow effect of net losses were largely offset by increases of $42.0 million in current liabilities due to the timing of payments for purchases to equipment vendors and accrued interest to bond holders.

     Net cash provided by investing activities during the six months ended June 30, 1999 was $33.1 million. This consisted primarily of net proceeds of $64.3 million from the liquidation of unrestricted investments, $13.3 net liquidation of restricted investments which were used to pay the interest on the senior notes, offset by $25.3 million used for purchases of property and equipment, the payment of a deposit of $11.2 million related to dark fiber and approximately $8.0 million primarily for costs incurred in connection with the construction of our broadband access platform. Net cash used by investing activities for the year ended December 31, 1998 was $169.5 million and consisted primarily of the purchase of unrestricted investments of $119.5 million and $45.3 million in equipment purchases.

     Net cash used in financing activities for the six months ended June 30, 1999 was $5.3 million and consisted primarily of principal payments on capital leases. Net cash provided by financing activities for the year ended December 31, 1998 was $190.9 million, which was derived primarily from the issuance of our senior notes, net of issuance costs and proceeds restricted to finance future interest payments.

     As of June 30, 1999, we had aggregate operating and capital lease payments of $5.4 million remaining in 1999, and $9.9 million, $3.4 million, $2.6 million and $2.1 million due in each of the next four years.

     We also have agreed to acquire indefeasible rights to use four dark fibers, with an option to use up to 12 additional fibers, in the fiber optic network under construction by Level 3. We are required to pay for the dark fiber in segments as they become available, which is expected to occur from the end of 1999 through the first quarter of 2001.

     We expect our future liquidity and capital requirements to relate primarily to:

     .    capital expenditures;

     .    operating losses;

     .    debt service payments; and

     .    working capital and other corporate purposes.

     We currently estimate that our capital expenditures for 1999, 2000 and 2001 will be approximately $73 million, $139 million and $76 million, respectively, including capital expenditures for:

     . the acquisition of rights to use four dark fiber strands and the related electronics necessary to transmit data over the fiber;

     .    the completion of our broadband access network;

     . the enhancement of our network to provide additional value added services; and

     . the improvement of our network management, billing and other back office systems.

Actual capital expenditures will depend on numerous factors beyond our control or ability to predict, including the availability of financing, the timing of our acquisition of dark fiber, customer demand, competition, regulatory developments, and general economic conditions. Moreover, our capital requirements would increase significantly if we were to exercise our options to acquire rights to use up to 12 additional dark fiber strands over and above the four strands for which we have committed.

     Our current sources of capital are not sufficient to fund all of our planned capital expenditures. We intend to finance these capital expenditures by raising additional funds through the issuance of equity or debt securities, vendor financing, bank financing, strategic relationships or some combination of the foregoing. The terms of our debt securities restrict our ability to incur indebtedness, create liens, and make dividend payments and investments, and may make it more difficult for us to raise the capital we will need to fully implement our business plan.

     On August 6, 1999, we completed our initial public offering of 9,692,628 shares of our common stock at a price of $10.00 per share resulting in net proceeds of approximately $89.3 million after deducting the underwriting discount and other estimated fees and expenses payable by us. The underwriters purchased 692,628 of the shares from us pursuant to an over-allottment option. Additionly, 157,372 shares were sold by certain of our stockholders under the same over-allottment option and we did not receive any proceeds from the sale of those shares. We intend to use our net proceeds for capital expenditures, including:

     . the acquisition of rights to use dark fiber and of the related electronics equipment necessary to transmit data over the fiber;

     .    the completion of our broadband access network;

     . the enhancement of our network to provide additional value-added services; and

     . the improvement of our network management, billing and other back-office services.

     We will also use a portion of the net proceeds from this offering to fund operating losses, working capital requirements and other general corporate purposes.

     We currently anticipate that our available cash resources, combined with the net proceeds from our initial public offering if completed, would be sufficient to meet our anticipated cash needs through the second quarter of 2000. However, we cannot assure you that our financial resources will be adequate to fund all of our anticipated or unanticipated working capital requirements and capital expenditures during this period. Moreover, even if our public offering is completed, we expect that full implementation of our current business plan will require that we raise substantial additional capital for the needs that we anticipate funding during the second half of 2000, 2001 and 2002. We may be required to raise additional funds through public or private financing, strategic relationships or other arrangements.

     We cannot assure you that the additional financing we will need, will be available on terms acceptable to us, or at all. If we are unable to obtain the funds necessary to finance our expected capital requirements, we may have to revise our business plans and this may materially and adversely affect our financial condition, results of operations and prospectus. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and significant interest expense.


Year 2000

     The year-2000 issue is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Programs that have time-sensitive software may recognize a date using ``00'' as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations, including an inability to process transactions, send invoices or engage in similar normal business activities. Due to its reliance on computer hardware and software, the Internet and related service industries are highly susceptible to the year-2000 issue. If the year-2000 issue should cause widespread problems across the Internet, usage can be expected to decline dramatically. Such an event would have a material adverse effect on our financial condition and results of operations, the nature and extent of which cannot reasonably be determined by us on the basis of information currently available to us.


     Our Year 2000 Program

     We have established a program to ensure that, to the extent reasonably possible, all systems are or will be year-2000 compliant prior to the end of 1999. Our Y2K program, designed with the assistance of an outside consultant, consists of five phases:

     . inventory of our potential exposures, including significant third-party supplier and customer relationships;

     .    analysis of the assets to determine compliance or non-compliance;

     .    remediation and contingency plan development;

     .    remediation; and

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


     Current Status

     Our Year 2000 assessment is completed. An inventory of computing, communications and facility systems has been prepared and validated. Significant suppliers, including competitive local exchange carriers, have also been identified and validated.

     We have performed a technical review of significant third party suppliers and customers and, if available, have surveyed the public year-2000 statements issued by them. In addition, we have sent inquiry letters to certain third party suppliers and customers requesting information regarding their vulnerability to year-2000 issues. We have responded to these inquiries and have evaluated the responses we received to determine if alternate business actions are necessary. We continue to monitor new software and vendors to insure their compliance.

     To date, we have not incurred and do not anticipate incurring a significant amount of costs to implement remedial actions required for year-2000 compliance.


     Contingency Plans

     Where any significant systems, customers or suppliers are determined to have questionable remediation potential, the Y2K Readiness Team has established, and will continue to establish, contingency plans to address the at-risk area. As we continue to monitor all systems and suppliers and identify specific risk areas, we will take appropriate steps to implement remedial actions and contingency plans as required under the circumstances.


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

     This discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results could vary materially as a result of a number of factors including those set forth under "Item 2. Management's Discussion and Analysis of Financial Condition - Forward Looking Statements."

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

     Our Short-Term Investments. As of June 30, 1999, we had unrestricted short-term investments of $56.2 million and restricted short-term investments of $21.6 million. These short-term investments are highly liquid investments with original maturities at the date of purchase of between three and twelve months and consist primarily of money market funds and high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes. We value these investments at fair market value. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10% from levels at June 30, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. We have the ability to hold these investments until maturity, and therefore would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income, especially from money market funds whose rates change on a daily basis.

     Our Long-Term Investments. As of June 30, 1999, we maintained restricted long-term investments totaling $23.2 million in connection with our 11 3/4% senior notes due 2008. These long-term investments consist of high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes, all of which are considered liquid and available for sale. Certain of these securities will not be held to maturity. A hypothetical increase in market interest rates by 10% from levels at June 30, 1999 would cause the fair value of these securities to decline by an immaterial amount.

     Outstanding Debt. As of June 30, 1999, the carrying value of our outstanding senior notes was approximately $258.3 million at a fixed interest rate of 11 3/4%. In certain circumstances, we may redeem this long-term debt. Because the interest rates on these instruments are fixed, a hypothetical 10% decrease in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.


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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 1, 1999, our stockholders approved (1) the election of Kwok L. Li, James
M. Nakfoor and Marshall C. Turner to our board of directors, (2) the adoption of our 1990 Stock Incentive Plan, (3) the amendment and restatement of our charter effecting a .563 for 1 reverse stock split of our common stock. These matters were approved by written consent of the holders of a majority of our outstanding shares of common stock in accordance with Section 228 of the Delaware General Corporation Law.


ITEM 5.   OTHER INFORMATION



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

                                       SPLITROCK SERVICES, INC.

Dated:    August 6, 1999               By: /s/ William R. Wilson
          --------------               -----------------------------------------
                                       William R. Wilson, President and
                                       Chief Executive Officer

                                       By: /s/ J. Robert Fugate
                                       -----------------------------------------
                                       J. Robert Fugate, Executive Vice
                                       President and Chief Financial Officer