Form 10-Q
period 1999-09-30
SPLITROCK SERVICES INC
filed 1999-10-29
CIK 1067822

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                   (MARK ONE)

             [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

               9012 NEW TRAILS DRIVE, THE WOODLANDS, TEXAS 77381
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

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

                                Yes [X]   No [_]

The number of shares of Common Stock, par value $.001 per share, of the Registrant outstanding at October 15, 1999 was 56,830,759.

                           SPLITROCK SERVICES, INC.
          FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                     INDEX



Part I -- Financial Information

 Item 1 -- Financial Statements

                                                                                                  PAGE
          Condensed Balance Sheets as of December 31, 1998 and September 30, 1999 (unaudited)....    2

          Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended
          September 30, 1998 and 1999 (unaudited)................................................    3

          Condensed Statements of Operations and Comprehensive Loss for the Nine Months Ended
          September 30, 1998 and 1999 (unaudited)................................................    4

          Condensed Statements of Cash Flows for the Nine Months Ended
          September 30, 1998 and 1999 (unaudited)................................................    5

          Notes to Condensed Financial Statements (unaudited)....................................    6

 Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................................    8

 Item 3 -- Quantitative and Qualitative Disclosures About Market Risk............................   21

Part II -- Other Information

 Item 1 -- Legal Proceedings.....................................................................   23

 Item 2 -- Changes in Securities and Use of Proceeds.............................................   23

 Item 3 -- Defaults upon Senior Securities.......................................................   23

 Item 4 -- Submission of Matters to a Vote of Security Holders...................................   23

 Item 5 -- Other Information.....................................................................   23

 Item 6 -- Exhibits and Reports on Form 8-K......................................................   24

Signatures.......................................................................................   25

                           SPLITROCK SERVICES, INC.

                           CONDENSED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                            DECEMBER 31,    SEPTEMBER 30,
                                                               1998             1999
                                                                             (UNAUDITED)
     ASSETS
Current assets:
 Cash and cash equivalents............................       $ 28,330         $ 91,544
 Unrestricted investments -- short term...............        120,475           33,745
 Restricted investments -- short term.................         39,476           25,870
 Accounts receivable, net.............................          3,205            7,215
 Prepaid expenses and other current assets............            480            1,737
                                                             --------         --------
   Total current assets...............................        191,966          160,111
Restricted investments -- long term...................         19,001            4,038
Deposits..............................................            270           11,914
Property and equipment, net...........................         73,899           88,736
Intangibles, net......................................         11,005           18,477
                                                             --------         --------
                                                             $296,141         $283,276
                                                             ========         ========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
 Current maturities of capital lease obligations......       $  9,121         $  7,779
 Accounts payable.....................................         21,582            5,622
 Accrued interest payable.............................         13,375            6,474
 Accrued liabilities..................................         15,894           22,182
                                                             --------         --------
   Total current liabilities..........................         59,972           42,057
Senior notes payable ($261,000 face value net of
 unamortized discount)................................        258,217          258,340
Capital lease obligations.............................          8,243            2,294
                                                             --------         --------
   Total liabilities..................................        326,432          302,691

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock, $.001 par value, 25,000,000 shares
  authorized, no shares issued........................             --               --
 Common stock, $.001 par value, 150,000,000 shares
  authorized, 46,624,845 and 56,763,016 shares issued and
  outstanding as of December 31, 1998, and September 30, 1999,
  respectively........................................             47               57
 Additional paid-in capital...........................         34,717          123,958
 Common stock warrants................................          2,849            2,247
 Accumulated other comprehensive income (loss)........             47             (346)
 Accumulated deficit..................................        (67,951)        (145,331)
                                                             --------         --------
  Total stockholders' equity (deficit)...............        (30,291)         (19,415)
                                                             --------         --------
                                                             $296,141         $283,276
                                                             ========         ========

   The accompanying notes are an integral part of these unaudited condensed financial statements.

                           SPLITROCK SERVICES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                           THREE MONTHS          THREE MONTHS
                                                              ENDED                 ENDED
                                                        SEPTEMBER 30, 1998    SEPTEMBER 30, 1999
                                                        ------------------    ------------------

Revenues.......................................             $ 15,378              $ 23,703
Operating expenses:
   Splitrock network costs.....................               10,211                22,832
   Legacy network costs........................               15,489                 6,652
   Selling, general and administrative.........                1,728                 6,070
   Depreciation and amortization...............                2,804                 8,039
                                                            --------              --------
   Total operating expenses....................               30,232                43,593
                                                            --------              --------
Loss from operations...........................              (14,854)              (19,890)
Other income (expense):
   Interest income.............................                2,664                 2,001
   Interest expense............................               (6,294)               (8,125)
                                                            --------              --------
Net loss.......................................              (18,484)              (26,014)
                                                            --------              --------
Other comprehensive gain (loss):
   Unrealized net gain (loss) on securities....                  345                   (11)
                                                            --------              --------
Comprehensive net loss.........................             $(18,139)             $(26,025)
                                                            ========              ========

Net loss per share - basic and diluted.........             $  (.42)              $   (.49)
                                                            =======               ========
Weighted average shares - basic and diluted....          44,321,563             52,979,209
                                                         ==========             ==========


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                           SPLITROCK SERVICES, INC.

                      CONDENSED STATEMENTS OF OPERATIONS
              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                            NINE MONTHS           NINE MONTHS
                                                               ENDED                 ENDED
                                                         SEPTEMBER 30, 1998    SEPTEMBER 30, 1999
                                                         ------------------    ------------------

Revenues.......................................             $ 47,592              $ 57,944
Operating expenses:
   Splitrock network costs.....................               20,935                56,982
   Legacy network costs........................               42,600                28,523
   Selling, general and administrative.........                4,169                12,408
   Depreciation and amortization...............                7,711                19,276
                                                            --------              --------
          Total operating expenses.............               75,415               117,189
                                                            --------              --------
Loss from operations...........................              (27,823)              (59,245)
Other income (expense):
   Interest income.............................                2,847                 6,336
   Interest expense............................               (7,136)              (24,471)
                                                            --------              --------
Net loss.......................................              (32,112)              (77,380)
                                                            --------              --------
Other comprehensive gain (loss):
   Unrealized net gain (loss) on securities....                  345                  (393)
                                                            --------              --------
Comprehensive net loss.........................             $(31,767)             $(77,773)
                                                            ========              ========

Net loss per share - basic and diluted.........             $   (.74)             $  (1.59)
                                                            ========              ========
Weighted average shares - basic and diluted....           43,636,418            48,804,809
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

                           SPLITROCK SERVICES, INC.

                      CONDENSED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                               NINE MONTHS           NINE MONTHS
                                                                                                  ENDED                 ENDED
                                                                                           SEPTEMBER 30, 1998    SEPTEMBER 30, 1999
                                                                                           ------------------    ------------------

OPERATING ACTIVITIES:
   Net loss.............................................................................         $(32,112)             $(77,380)
   Adjustments to reconcile net loss to net cash (used in) or provided by operating activities -
       Depreciation and amortization....................................................            7,711                19,276
       Amortization of debt discount and deferred financing costs.......................              189                   834
   Changes in operating assets and liabilities:
       Accounts receivable, net.........................................................            1,490                (4,010)
       Prepaid expenses and other current assets........................................             (184)               (1,257)
       Accounts payable and accrued liabilities.........................................           19,401                (9,672)
       Accrued interest payable.........................................................            5,688                (6,901)
                                                                                                 --------              --------
           Net cash (used in) or provided by operating activities.......................            2,183               (79,110)
                                                                                                 --------              --------
INVESTING ACTIVITIES:
   Purchases of equipment...............................................................          (17,120)              (32,683)
   Use of unrestricted investments......................................................               --                86,698
   Use (purchase) of restricted investments, net........................................             (783)               28,208
   Increase in intangible assets........................................................           (1,323)               (9,613)
   Increase in deposits.................................................................           (1,569)              (11,644)
                                                                                                 --------              --------
           Net cash (used in) or provided by investing activities.......................          (20,795)               60,966
                                                                                                 --------              --------
FINANCING ACTIVITIES:
   Proceeds from initial public offering, net of offering costs.........................               --                88,419
   Proceeds from senior notes payable and warrants issued...............................          261,000                    --
   Proceeds from note payable to stockholder............................................           10,000                    --
   Repayments of notes payable to stockholder...........................................          (11,000)                   --
   Proceeds from note payable...........................................................            1,477                    --
   Repayments of note payable...........................................................           (1,477)                   --
   Financing costs incurred.............................................................           (9,369)                   --
   Restriction of cash under senior note agreement......................................          (56,752)                   --
   Sale of common stock and exercise of stock options and warrants......................            4,225                   230
   Proceeds from sale leaseback of equipment............................................              960                    --
   Principal payments on capital lease obligations......................................           (9,312)               (7,291)
   Release of restriction of cash under credit agreement................................            3,472                    --
                                                                                                 --------              --------
           Net cash provided by financing activities....................................          193,224                81,358
                                                                                                 --------              --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...............................................          174,612                63,214
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD........................................            7,710                28,330
                                                                                                 --------              --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD..............................................         $182,322              $ 91,544
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

   The accompanying unaudited interim condensed financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results for the interim period ended September 30, 1999, are not necessarily indicative of results to be expected for the entire year ending December 31, 1999, or future operating results.

   The Company effected a 0.563-for-1 reverse stock split of its common stock on July 12, 1999. All share and per share amounts included in these financial statements have been retroactively adjusted to give effect to the reverse stock split.

   The financial statements should be read in conjunction with the Company's annual audited financials statements for the year ended December 31, 1998 as filed with the Securities and Exchange Commission on Form 10-K.

2.  NET LOSS PER SHARE

   Basic and diluted net loss per share have been computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). SFAS No. 128 requires the Company to report both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. At September 30, 1998, options to acquire 1,506,306 shares of common stock at the weighted-average exercise price of $1.23 and warrants to acquire 1,487,791 shares of common stock at an exercise price of $0.02 were not included in the computation of diluted earnings per share because their effect is anti-dilutive. At September 30, 1999, options to acquire 4,117,173 shares of common stock at the weighted average exercise price of $6.82 and warrants to acquire 1,173,868 shares of common stock at an exercise price of $.02, were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

3. ACCRUED LIABILITIES

   At December 31, 1998 and September 30, 1999 and the Company's accrued liabilities consisted of the following:

                                                                    December 31,   September 30,
                                                                        1998           1999
                                                                    -----------    ------------
     Telecommunication network equipment and shelters                $ 9,900         $ 7,903
     Access and transmission telecommunications line costs             3,172           8,212
     Other                                                             2,822           6,067
                                                                     -------         -------
                                                                     $15,894         $22,182
                                                                     =======         =======

4. STOCKHOLDERS' EQUITY


     On August 6, 1999, the Company completed its initial public offering of its common stock pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Company sold 9,692,628 shares of common stock at a price of $10.00 per share, which resulted in net proceeds of approximately $88.4 million after deducting the underwriting discount and other fees and expenses. The underwriters purchased 692,628 of these shares pursuant to an over-allotment option. In addition 157,372 additional shares were sold, under the same agreement, by certain existing shareholders. The Company did not receive any of the proceeds from the sale of the 157,372 shares.

5. COMMITMENTS

     In April 1999, the Company entered into a cost sharing agreement with Level 3 Communications, LLC (Level 3), a national telecommunications provider. The agreement grants the Company an exclusive indefeasible right of use (IRU) in 4 dark fibers in the nationwide fiber optic communication system currently under construction by Level 3 with an option to acquire the indefeasible rights to use an additional 12 dark fibers. The Company made an initial payment of $11.2 million to Level 3 and is required to make additional payments as dark fiber segments are accepted, which is expected to occur from the end of 1999 through the first quarter of 2001. The Company expects to incur approximately $170.0 million in capital expenditures over the next three years related to its current network fiber optic deployment plans, including the electronic equipment necessary to operate its fiber optic network. The Company may terminate the agreement prior to October 31, 1999, under certain circumstances, but the Company would forfeit up to 80% of its initial payment to the Provider if it exercises that termination right. The Company does not intend to terminate the agreement.

6. SUBSEQUENT EVENTS

     In October 1999, the Company agreed to purchase additional equipment and services from Nortel Networks, Inc. (Nortel). The equipment and services include (i) dial access modems expected to be delivered over the next three quarters, and (ii) fiber optronics equipment and related network management systems and installation services expected to be delivered over the next six quarters. Under its agreement with Nortel, the Company committed to acquire not less than $114.0 million of equipment. In addition, the Company will be required to return to Nortel certain existing modems as the new modems are placed in service. To finance its commitment under this agreement, the Company has entered into leasing arrangements with a third party to fund up to $122.0 million. Initially the lease will be treated for accounting purposes as an operating lease. The Company has the right to convert to a capital lease. Subject to obtaining the necessary consents or waivers from senior note holders under the Company's senior note indenture, the Company intends to exercise its right to convert the lease to a capital lease.

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

OVERVIEW

   We are a facilities-based provider of advanced data communications services. We market our services to Internet service providers (ISPs), telecommunications carriers and other businesses throughout the United States. Our services include an array of Internet access and data communications services delivered over our high capacity, facilities-based network.

   We were founded in March 1997. In July 1997, we acquired the existing legacy network infrastructure of Prodigy Communications Corporation, and agreed to build and operate a nationwide communications network and to provide network services for Prodigy's customers. We initially provided service to Prodigy's subscribers using Prodigy's legacy network. For locations outside the coverage area of the legacy network, we have used the AT&T Global Services network (formerly IBM's Global Services Network). Since September 1997, we have deployed our broadband access network in metropolitan areas across the country. Over time, as more coverage became available on our access network, we decommissioned the Prodigy legacy network POPs and have substantially discontinued the use of the AT&T network. As of September 30, 1999, our broadband access network included 329 installed POPs, 320 of which were operational. When complete, we expect to have approximately

340 operational broadband access POPs. We have realized efficiencies in our network and have made economic decisions regarding coverage of certain markets that have allowed us to decrease our expected number of POPs to give us a physical presence in all 50 states, and target 90% of U.S. businesses and 87% of U.S. households with a local call. Our expanding network is managed and supported by our state-of-the-art network operations center in Houston, Texas.

  Based on updated information provided by the Company's expanded sales force and the growth of its current customer base, the Company has increased its expectation of the demand for dial access services. In order to accommodate this increase, the Company plans on significantly expanding the capacity of its broadband dial access network over the next three quarters.

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

  In July 1998, we raised $261.0 million through the issuance of our 11 3/4% senior notes and warrants to purchase common stock, principally to finance capital expenditures related to the construction and installation of our broadband access network. In August 1999, we completed our initial public offering which resulted in net proceeds of $88.4 million after deducting commissions and other fees and expenses. We intend to use the proceeds from the initial public offering to fund a portion of the fiber acquisition and to fund operational losses, working capital needs and certain other capital expenditures.

  In October 1999, in order to expand the capacity of our dial access network and to begin deployment of our fiber optic backbone, we agreed to purchase additional equipment and services from Nortel Networks, Inc. The equipment and services include (i) dial access modems expected to be delivered over the next three quarters, and (ii) fiber optronics equipment and related network management systems and installation services expected to be delivered over the next six quarters. Under our agreement with Nortel, we committed to acquire not less than $114.0 million of the equipment. In addition, we will be required to return to Nortel certain existing modems as the new modems are placed in service. To finance our commitment under this agreement, we have entered into leasing arrangements with a third party to fund up to $122.0 million. Initially, the lease will be treated for accounting purposes as an operating lease, which means that any actual lease payments up to the date of conversion, if any, will be included in Splitrock network costs and will reduce net loss plus interest expense, provision for income taxes, depreciation and amortization (EBITDA). The Company has the right to convert the operating lease to a capital lease. Subject to obtaining the necessary consents or waivers from senior note holders under our senior note indenture, we intend to exercise our right to convert the lease to a capital lease, in which case the lease payments will be capitalized, resulting in increased interest expense, depreciation and amortization.

   REVENUES

   Historically, Prodigy has been our primary customer and has accounted for substantially all of our revenues since our inception. We have experienced a significant increase in revenue from Prodigy as a result of Prodigy's subscriber growth, particularly in the third quarter of 1999. Even with Prodigy's growth, we have reduced our concentration of Prodigy revenue by almost 20% by expanding our customer base. For the year ended December 31, 1998, nine months and three months ended September 30, 1999, Prodigy accounted for 99%, 88% and 81% of our revenues, respectively. While we expect revenues from Prodigy to decrease as a percentage of our total revenues in future periods, we believe that Prodigy will continue to account for a significant portion of our revenues.

   We provide network services, including Internet dial services and other network connections, to Prodigy in exchange for a monthly service charge. Since April 1998 the service charge has been calculated based on the total number of subscribers. The minimum monthly service charge is $4.0 million and will increase to $4.5 million on July 1, 2000. Through March 31, 1998, our Prodigy revenues were a function of the amount of usage rather than the number of subscribers. In addition, if the average monthly hours per subscriber exceed a target amount, we will be entitled to receive additional fees.

   Our original four-year agreement with Prodigy expires on June 30, 2001. After the initial term, either party may terminate the agreement upon 12 months prior written notice. If no notice is received, the term of the agreement is automatically extended for successive 12-month terms. Under the agreement, we are required, among other things, to provide Prodigy with financial and other information and to meet network performance standards. We are required to provide credits to Prodigy if we fail to meet these standards. Prodigy may terminate the agreement following a cure period if we fail to meet specified service level objectives or otherwise fail to comply with our agreement. Prodigy may also terminate the agreement during the initial term without cause by providing 12 months' prior written notice and paying a termination charge of $3.0 million. We are currently Prodigy's primary provider of dial access services. Under our agreement with Prodigy, Prodigy may enter into agreements with third parties provided that it may not replace our services in their totality or to any substantial extent. In September 1999, Prodigy announced that it had entered into an agreement with a third party to supplement its dial in service in specific regions.

   Prodigy has decided to discontinue Prodigy Classic, its original on-line service, on October 31, 1999 because of a shift in business focus to Internet-based products and services and a determination not to make Prodigy Classic Year 2000 compliant. For the month ended September 30, 1999, revenue from Prodigy's Classic subscribers accounted for approximately 5% of the Company's monthly total revenue. After October 31, 1999, Splitrock will no longer support Prodigy Classic service.

   In addition to providing Internet dial access and related services to Prodigy, we provide Internet dial access, Internet dedicated services, and virtual private network (VPN) services to other customers. Currently, and during the year 2000, we plan to focus on providing Internet dial and dedicated access, virtual Internet service, dial VPN, and web hosting. Given the nature of our network costs and the fact that current network utilization peaks in the evening hours to support Prodigy's residential Internet subscribers, we are targeting providers of daytime intensive traffic as well as providers of evening intensive traffic to maximize network utilization throughout a 24-hour period.

We cannot assure you that we will achieve the balance of utilization of the network facilities necessary to attain or maximize profitability or positive cash flow from operations.

   Leveraging our demonstrated network capabilities, in the second quarter we entered into significant new customer relationships with Juno Online Services and InfiNet. Juno, a leading provider of Internet and e-mail services, currently has more than 200,000 subscribers for its Internet services launched in July 1998 and has created more than 6.8 million free e-mail accounts since April 1996. InfiNet, a consortium sponsored by Knight-Ridder, Gannett and Landmark Communications, provides Internet access and Web publishing solutions to nearly 100,000 subscribers nationwide. We began providing Internet dial access to InfiNet's subscribers in the second quarter of 1999.

   Splitrock launched its virtual Internet service (VIS) to Internet service provider (ISP) customers in the third quarter of 1999. VIS is marketed to ISPs which desire to outsource certain back office and support functions, such as billing and customer service, in addition to Internet dial access services. The Company expects to begin billing its first VIS customers in the quarter ending December 31, 1999.

   We are currently building our first data center in Houston to offer web hosting services, and we plan to build three more over the next year. Revenues from these facilities are expected to commence in the first half of 2000, but there can be no assurances that we will generate revenues from this new product line.

   Splitrock is focusing its current VPN efforts on dial VPN services for corporations with remote offices or business travel users. We expect to begin billing our first dial VPN customers in the quarter ending December 31, 1999. In future periods, Splitrock expects to expand its VPN offerings to include dedicated access services such as frame relay and ATM.

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

   SPLITROCK NETWORK COSTS

   Our Splitrock network costs include all expenses incurred in connection with operating our network. These costs primarily include leased telecommunication line charges for connecting our POPs to local central offices and for backbone transmission, personnel expenses, and operating expenses related to network operations, maintenance, field operations and facility management.

   Increases in Splitrock network operating costs relate to the increase in Splitrock network facilities and line charges incurred in connection with the growth in total subscriber usage. As of September 30, 1999, we had 329 installed POPs, 320 of which were operational, and we expect to have approximately 340 operational POPs when our broadband access platform is complete.

   We are increasing our network operating expenditures to significantly expand our broadband access network and backbone capacity in anticipation of expected increases in dial access and other services. We may incur expenditures to increase our capacity to serve customers in advance of entering into new customer relationships.

   Our current lease arrangements related to the acquisition of equipment and services from Nortel are structured as an operating lease, but may be converted to a capital lease if we are able to obtain the necessary consents or waivers from holders of our senior notes. We cannot assure that we will be able to secure the amendments or waivers necessary to permit capital lease financing. If we are unable to obtain capital lease treatment, Splitrock network costs would increase significantly as the monthly lease payments would be classified as Splitrock network costs.

   Beginning in 2000, we expect our network operating costs to decrease as a percentage of revenues as we substitute our acquired fiber optic backbone network for existing leased circuit arrangements with various telecommunications carriers. Although we expect to incur new costs for maintenance, colocation and software in connection with the fiber optic network, we expect these new costs to be offset in future years by a larger reduction in charges for backbone transmission. Certain of the Company's fiber optic facilities will also contain data centers to be used in connection with web hosting services, and we expect to have four sites completed for web hosting during the year 2000.

   LEGACY NETWORK COSTS

   Legacy network costs include all expenses incurred in connection with operating and decommissioning the Prodigy legacy network, including the AT&T network, and legacy network costs of servicing the InfiNet legacy network until we transition the InfiNet traffic to our network. These costs include facility leases, line charges, occupancy costs, equipment maintenance costs, access fees, as well as significant transition costs which will be incurred until the traffic from these networks is migrated to our network.

   Legacy network costs are expected to continue to decline through the end of the year. The largest component of our legacy network costs are paid to AT&T for usage incurred on their network (formerly IBM's Global Services Network). We are moving the traffic currently on the AT&T network to the Splitrock network and expect to have all the traffic migrated by the end of this year. In addition, we will continue to incur certain legacy network costs associated with the InfiNet traffic during the fourth quarter of 1999. We do not expect to incur any significant legacy network costs beyond the end of 1999.

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

   In the second quarter of 1999, we began to implement our distribution strategy by developing an in-house direct sales force. We intend to utilize our direct sales force to market our services directly to Internet service providers, carriers, value added service providers, and medium and large businesses. As of September 30, 1999 our direct sales force included approximately 70 sales and sales management staff. We intend to utilize alternate distribution channels, such as agents, resellers and wholesalers, to market our services to medium and small businesses. We cannot assure you that we will be successful in our marketing plan.

   In addition to the expanded sales force, we anticipate continued back-office expansion, including the continued implementation of a new customer care and billing system in the fourth quarter of 1999. During the quarter ended September 30, 1999 we completed the implementation of PeopleSoft's financial and human resource management information system. We also signed a lease for 69,000 square feet of additional office space, which we began to occupy in August 1999.
This office lease and related occupancy costs increased selling, general and administrative costs.

   DEPRECIATION AND AMORTIZATION

   Depreciation and amortization expense consists primarily of depreciation of network equipment. We anticipate that our depreciation and amortization expenses will increase significantly as we deploy our fiber network and significantly expand the capacity of our broadband dial access network. Our current lease arrangements relating to the acquisition of equipment and services from Nortel are structured as an operating lease, but may be converted to a capital lease if we are able to obtain the necessary waivers or consents from our senior note holders. We cannot assure you that we will be able to secure the amendments or waivers necessary to permit capital lease financing. If we are able to obtain capital lease treatment, depreciation expense is expected to increase significantly as the assets under lease are placed in service.

   INTEREST EXPENSE

   Interest expense represents interest on our 11 3/4% Senior Notes and interest at various rates on our capital leases. Subject to obtaining the necessary amendments or waivers from holders of our senior notes, the lease arrangements we recently entered into would be treated as a capital lease and would result in a significant increase in our interest expense. If we are not able to convert these lease arrangements to a capital lease, the operating lease would have no impact on interest expense.

   NET LOSSES

   We have incurred net losses since our inception in March 1997. We anticipate that we will continue to incur net losses while we complete the construction and installation of our fiber backbone network and expand our sales and marketing force. The extent to which we continue to incur net losses is largely dependent upon the timely deployment of the fiber backbone network, the rate at which we can expand our customer and revenue base and our ability to maximize use of our nationwide network.

RESULTS OF OPERATIONS

   Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

   Revenues. Revenues for the three months ended September 30, 1999 totaled $23.7 million, an increase of $8.3 million from revenues of $15.4 million for the three months ended September 30, 1998. This 54.1% increase was due to increased Prodigy revenue as a result of their subscriber growth and an increase in revenue from our expanding customer base.

   Splitrock Network Costs. Splitrock network costs for the three months ended September 30, 1999 were $22.8 million compared to $10.2 million for the three months ended September 30, 1998. This $12.6 million increase was due to the growth in the size of our network from 77 operational POPs as of September 30, 1998 to 320 operational POPs as of September 30, 1999. As a percentage of revenues, Splitrock network costs increased to 96.3% of revenue for the three months ended September 30, 1999 from 66.4% of revenues for the three months ended September 30, 1998.

   Legacy Network Costs. Legacy network costs for the three months ended September 30, 1999 were $6.7 million compared to $15.5 million for the three months ended September 30, 1998. This $8.8 million or 57.1% decrease was primarily attributable to a decrease in access charges incurred for use of the AT&T network, as a result of the expanded coverage becoming available on our network and the migration of additional traffic from the legacy networks to our network. As a percentage of revenues, legacy network costs decreased to 28.1% of revenue for the three months ended September 30, 1999 from 100.7% of revenues for the three months ended September 30, 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended September 30, 1999 were $6.1 million compared to $1.7 million for the three months ended September 30, 1998. The majority of this increase was due to personnel costs incurred in building our direct sales force beginning in the second quarter of 1999 and the increase in personnel to support the growth in the size of our network. As a percentage of revenues, selling, general and administrative expenses increased to 25.6% of revenue for the three months ended September 30, 1999 from 11.2% of revenues for the three months ended September 30, 1998.

   Depreciation and Amortization. Depreciation and amortization was $8.0 million for the three months ended September 30, 1999 compared to $2.8 million for the three months ended September 30, 1998. This increase was due to the increase in equipment and facilities placed in service between the two periods.

   Interest Expense. Interest expense was $8.1 million for the three months ended September 30, 1999, compared to $6.3 million for the three months ended September 30, 1998. This increase is the result of the 11 3/4% Senior Notes being issued at the end of July 1998 and therefore not outstanding for the full quarter ended September 30, 1998.

   Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. Interest income was $2.0 million for the three months ended September 30, 1999, compared to $2.7 million for the three months ended September 30, 1998. This decrease is due to the decrease in the cash balances between the two periods. In August 1999 the Company raised net proceeds of $88.4 million through its initial public offering. The proceeds have been invested in short-term investments which began earning interest upon the Company's receipt of the funds in the third quarter of 1999.

   NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1998

   Revenues. Revenues for the nine months ended September 30, 1999 totaled $57.9 million, an increase of $10.4 million from revenues of $47.6 million for the nine months ended September 30, 1998. This 21.8% increase was due primarily to increase in Prodigy's subscriber growth and the increase in revenue from our expanding customer base.

   Splitrock Network Costs. Splitrock network costs for the nine months ended September 30, 1999 were $57.0 million compared to $20.9 million for the nine months ended September 30, 1998. This increase was primarily due to the growth in the size of our network from 77 operational POPs as of September 30, 1998 to 320 operational POPs as of September 30, 1999. As a percentage of revenues, Splitrock network costs increased to 98.3% of revenue for the nine months ended September 30, 1999 from 44.0% of revenues for the nine months ended September 30, 1998.

   Legacy Network Costs. Legacy network costs for the nine months ended September 30, 1999 were $28.5 million compared to $42.6 million for the nine months ended September 30, 1998. This 33.0% decrease was primarily attributable to a decrease in access charges incurred for use of the AT&T network, as a result of the expanded coverage becoming available on our network and the migration of additional traffic from the legacy networks to our network. Our legacy network costs in total decreased 24.8% from the second quarter of 1999 to the third quarter of 1999. As a percentage of revenues, legacy network costs decreased to 49.2% of revenue for the nine months ended September 30, 1999 from 89.5% of revenues for the nine months ended September 30, 1998.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses for the nine months ended September 30, 1999 were $12.4 million compared to $4.2 million for the nine months ended September 30, 1998. The majority of this increase was due to personnel costs incurred in building our direct sales force beginning in the second quarter of 1999 and the increase in personnel throughout 1998 and 1999 to support the growth in the size of our network. As a percentage of revenues, selling, general and administrative expenses increased to 21.4% of revenues for the nine months ended September 30, 1999 from 8.8% of revenues for the nine months ended September 30, 1998.

   Depreciation and Amortization. Depreciation and amortization was $19.3 million for the nine months ended September 30, 1999 compared to $7.7 million for the nine months ended September 30, 1998. This increase was due to the increase in equipment and facilities placed in service between the two periods.

   Interest Expense. Interest expense was $24.5 million for the nine months ended September 30, 1999, compared to $7.1 million for the nine months ended September 30, 1998. This increase is the result of the issuance of $261.0 million of 11 3/4% Senior Notes in July 1998. Historical interest expense was related to capital leases on equipment and loans from a stockholder prior to completion of the senior notes offering in July 1998.

   Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. Interest income was $6.3 million for the nine months ended September 30, 1999, compared to $2.8 million for the nine months ended September 30, 1998. This increase was due to the interest earned on the proceeds from our senior notes offering and interest earned in the third quarter of 1999 from the investment of our proceeds from our initial public offering.

   Income Taxes. No provision for income taxes has been recognized because we had operating losses for both tax and financial reporting purposes in all periods.

   On September 30, 1999, we had approximately $48.2 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. Given our history of operating losses, it is uncertain that we would realize these assets, and so we have provided a reserve to reduce the carrying value of the assets to zero. We will continue to assess the ability to realize the deferred tax assets based on actual and forecasted results.


LIQUIDITY AND CAPITAL RESOURCES

   Our operations have required funding of substantial operating losses and capital investment for the purchase of communications equipment and the design and development of our network.

   Since our inception, we have satisfied our cash requirements primarily through the issuance of equity or debt securities. As of September 30, 1999, we had raised approximately $386.6 million, including:

   . $34.9 million through private sales of our equity securities, including
     $18.0 million invested by our senior management and directors and $15.6 million invested by another major stockholder; and

   . $263.3 million through the issuance of debt.

   . $88.4 million in net proceeds from the Company's initial public offering.

   On August 6, 1999, we completed our initial public offering of 9,692,628 shares of our common stock at a price of $10.00 per share resulting in net proceeds of approximately $88.4 million after deducting the underwriting discount and other estimated fees and expenses payable by us. The underwriters purchased 692,628 of the shares from us pursuant to an over-allotment option. Additionally, 157,372 shares were sold by certain of our stockholders under the same over-allotment option and we did not receive any proceeds from the sale of those shares. We intend to use our net proceeds for capital expenditures, including:

   . the acquisition of rights to use dark fiber;

   . the completion of our broadband access platform;

   . the enhancement of our network to provide additional value-added services;
     and

   . the improvement of our network management, billing and other back-office services.

   We will also use a portion of the net proceeds from the offering to fund operating losses, working capital requirements and other general corporate purposes.

   In addition we have incurred $30.6 million in equipment financing, primarily from equipment vendors and leasing companies. In October 1999, we entered into lease financing arrangements with a third party leasing company to fund up to $122.0 million of our purchase commitments to Nortel. These lease arrangements are currently structured as an operating lease, but may be converted to a capital lease if we are able to obtain the necessary consents or waivers from the holders of our senior notes. We cannot assure you that we will be able to secure the amendments or waivers necessary to permit capital lease financing. If we are unable to obtain capital lease treatment, the operating lease would require that the payments be made over a shorter period than the amounts that could be financed under a capital lease structure.

   As of September 30, 1999, we had an accumulated deficit of $145.3 million, cash and cash equivalents of $91.5 million, and restricted and unrestricted investments of $63.7 million.

   We expect our future liquidity and capital requirements to relate primarily to:

     . capital expenditures;

     . operating losses;

     . debt service payments; and

     . working capital and other corporate purposes.

   Net cash used in operating activities was $79.1 million during the nine months ended September 30, 1999. The net cash used in operating activities in this period was primarily attributable to the Company's net losses. Net cash used in operating activities was $0.7 million for the year ended December 31, 1998. During the year-ended December 31, 1998, the cash flow effect of net losses were largely offset by increases of $42.0 million in current liabilities due to the timing of payments for purchases to equipment vendors and accrued interest to bond holders.

   Net cash provided by investing activities during the nine months ended September 30, 1999 was $61.0 million. This consisted primarily of net proceeds of $86.7 million from the liquidation of unrestricted investments, $28.2 million net liquidation of restricted investments which were used to pay the interest on the senior notes, offset by $32.7 million used for purchases of property and equipment, the payment of a deposit of $11.2 million related to dark fiber acquisition agreement, $0.5 million for other deposits and approximately $9.6 million primarily for costs incurred in connection with the construction of our broadband access platform and other intangible costs. Net cash used by investing activities for the year ended December 31, 1998 was $169.5 million and consisted primarily of the purchase of unrestricted investments of $119.5 million and $45.3 million in equipment purchases.

   Net cash provided by financing activities for the nine months ended September 30, 1999 was $81.4 million and consisted primarily of $88.4 million in net proceeds from the Company's initial public offering offset primarily by principal payments on capital leases. Net cash provided by financing activities for the year ended December 31, 1998 was $190.9 million, which was derived primarily from the issuance of our senior notes, net of issuance costs and proceeds restricted to finance future interest payments.

   As of September 30, 1999, we had aggregate operating and capital lease payments of $3.8 million remaining in 1999, and $12.3 million, $5.8 million, $5.0 million and $4.8 million due in each of the next four years. We expect lease payments to increase under the lease financing commitments obtained in October 1999 to expand the capacity of our broadband access network and for the related facilities and telecommunications equipment for our fiber optronic backbone.

   The principal amount of our 11 3/4% Senior Notes ($261,000) are payable in 2008 subject to early redemption upon the occurrence of a change of control. Interest payments on the notes are due semi annually. Interest payments due on January 15, 2000 and July 15, 2000 are funded by certain of the proceeds, together with interest thereon, escrowed in connection with the issuance of the 11 3/4 Senior Notes to provide for the first four interest payments of the Senior Notes. The remaining escrow amounts for the last two payments are recorded as Restricted Investments at September 30, 1999. Beginning in year 2001 the interest payments will be funded from our cash and unrestricted investments.

   We have agreed to acquire indefeasible rights to use four dark fibers, with an option to use up to 12 additional fibers, in the fiber optic network under construction by Level 3. We are required to pay for the dark fiber in segments as they become available, which is expected to occur from the end of 1999 through the first quarter of 2001.

   Capital expenditures were $32.7 million and $45.3 million for the nine months ended September 30, 1999 and the year ended December 31, 1998, respectively.

   We estimate that our capital expenditures (including the anticipated capital leases) for 1999, 2000 and 2001 will be approximately $105.0 million, $220.0 million and $40.0 million, respectively, including capital expenditures for:

     . the acquisition of rights to use four dark fiber strands and the related electronics necessary to transmit data over the fiber;

     . the completion and expansion of our broadband access network;

     . the enhancement of our network to provide additional value added services; and

     . the improvement of our network management, billing and other back office systems.

   Our estimated capital expenditures have increased by $77.0 million since our last filing on Form S-1 with the Securities and Exchange Commission, primarily due to the following:

     . Planned capacity expansion on our broadband dial access network, based upon our revised expectation of an increase in the demand for dail access services.

     . The buildout of data centers and facilities to house and support our new lines of business, including virtual Internet services and web hosting.

   If we are not able to obtain the necessary amendments or waivers to obtain capital lease treatment under the lease commitment, then the expected capital expenditures (including capital leases) as noted above will decrease by approximately $36.0 million, and $80.0 million in the years ended 1999 and 2000 and the cash required from operations will increase by the amount of the lease payments.

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

   We currently anticipate that our available cash resources would be sufficient to meet our anticipated cash needs through the second quarter of the year 2000. However, we cannot assure you that our financial resources will be adequate to fund all of our anticipated or unanticipated losses, working capital requirements and capital expenditures during this period. We expect that full implementation of our current business plan will require that we raise substantial additional capital for the needs that we anticipate funding during the second half of the year 2000, and for the years 2001 and 2002. We intend to finance additional cash requirements by raising additional funds through the issuance of equity or debt securities, vendor financing, bank financing, strategic relationships or some combination of the foregoing. The terms of our debt securities restrict our ability to incur indebtedness, create liens, and make dividend payments and investments, and may make it more difficult for us to raise the capital we will need to fully implement our business plan.

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

YEAR 2000

   The year-2000 issue is the result of computer programs being written using two digits, rather than four digits, to define the applicable year. Programs that have time-sensitive software may recognize a date using "00" as the year-1900 rather than the year-2000. This could result in a major system failure or miscalculations, including an inability to process transactions, send invoices or engage in similar normal business activities. Due to its reliance on computer hardware and software, the Internet and related service industries are highly susceptible to the year-2000 issue. If the year-2000 issue should cause widespread problems across the Internet, usage can be expected to decline dramatically. Such an event would have a material adverse effect on our financial condition and results of operations, the nature and extent of which cannot reasonably be determined by us on the basis of information currently available to us.

   OUR YEAR 2000 PROGRAM

   We have established a program to ensure that, to the extent reasonably possible, all systems are or will be year-2000 compliant prior to the end of 1999. Our Year-2000 Program, designed with the assistance of an outside consultant, consists of five phases:

     . inventory of our potential exposures, including significant third-party supplier and customer relationships;

     . analysis of the assets to determine compliance or non-compliance;

     . remediation and contingency plan development;

     . remediation; and

     . testing of affected systems.

   A team consisting of Splitrock managers from Information Technology, Finance and Operations has been established as the Year-2000 Readiness Team. With the assistance of its outside consultant, the team has designed an aggressive schedule to identify information technology (IT) and non-IT assets requiring compliance upgrades and a timetable for performance and testing of the affected systems. In addition, the Year-2000 Program calls for validation of compliance by significant suppliers and customers.

   CURRENT STATUS

   Our Year-2000 inventory, analysis and remediation plan development is complete. We are in the final stages of remediation and testing on affected systems and have materially completed all necessary modifications to the affected systems.

   The inventory of our potential exposures including computing, communications and facility systems has been prepared and validated. Significant suppliers, including competitive local exchange carriers, have also been identified and validated.

   We have performed a technical review of significant third party suppliers and customers and, if available, have surveyed the public year-2000 statements issued by them. In addition, we have sent inquiry letters to certain third party suppliers and customers requesting information regarding their vulnerability to year-2000 issues. We have responded to these inquiries and have evaluated the responses we received to determine if alternative business actions are necessary. At present, we have determined that no alternate business actions are necessary. We continue to monitor new software and vendors to insure their compliance.

   All of our operational, financial and information systems software that has been procured from a third party has been certified as year-2000 compliant by the vendor. All internally developed software has been tested and does not appear to contain any material year-2000 deficiencies. All hardware and software that operate in our data centers have been through our remediation process and do not appear to contain any material year-2000 deficiencies.

   Our network equipment remediation process is also complete. Other than equipment that we intend to retire, our equipment vendors have certified that the hardware and software we use is year-2000 compliant.

   To date, we have not incurred and do not anticipate incurring a significant amount of costs to implement remedial actions required for year-2000 compliance. We have not separately tracked internal costs incurred to implement our Y2K Program. The costs are principally the fees to the outside consultant and the payroll costs for our information systems group.

   CONTINGENCY PLANS

   Although we have not determined that any significant systems, customers or suppliers have questionable remediation potential, we have prepared a comprehensive vendor escalation list to assist our response to any issues concerning third party network service providers.

   Risks

   The failure to correct a year-2000 problem could result in the interruption or failure of certain normal business activities or operations. We believe that the most reasonably likely worst-case scenario would result from interruption or failure of third party services. Because we are dependent on a number of third party vendors to provide network services, a significant year-2000-related disruption of these network services could cause customers to consider seeking alternate service providers, decrease Internet traffic generally or cause a significant burden on customer service and technical support.

   We are not presently aware of any vendor-related year-2000 issue that is likely to result in any disruption of this type. Although there is inherent uncertainty in the year-2000 issue, we expect that as we conclude the final stages of our Year-2000 Program, this uncertainty will continue to diminish.

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

   Our Short-Term Investments. As of September 30, 1999, we had unrestricted short-term investments of $33.7 million and restricted short-term investments of $25.9 million. These short-term investments are highly liquid investments with original maturities at the date of purchase of between three and twelve months and consist primarily of money market funds and high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes. We value these investments at fair market value. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10% from levels at September 30, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. We have the ability to hold these investments until maturity, and therefore would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income, especially from money market funds whose rates change on a daily basis.

   Our Long-Term Investments. As of September 30, 1999, we maintained restricted long-term investments totaling $4.0 million in connection with our 11 3/4% senior notes due 2008. These long-term investments consist of high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes, all of which are considered liquid and available for sale. Certain of these securities will not be held to maturity. A hypothetical increase in market interest rates by 10% from levels at September 30, 1999 would cause the fair value of these securities to decline by an immaterial amount.

   Outstanding Debt. As of September 30, 1999, the carrying value of our outstanding senior notes was approximately $258.3 million at a fixed interest rate of 11 3/4%. In certain circumstances, we may redeem this long-term debt. Because the interest rates on these instruments are fixed, a hypothetical 10% decrease in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.


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

                            SPLITROCK SERVICES, INC.

                          PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   We are not a party to any material pending legal proceedings, other than ordinary routine litigation incidental to our business.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On July 12, 1999, we effected a .563-for-1 reverse stock split of our common stock.

   On August 6, 1999, we completed our initial public offering of common stock pursuant to a registration statement on Form S-1 (file no. 333-79909) filed with the Securities and Exchange Commission and declared effective on August 3, 1999. The offering commenced on August 3, 1999 and was completed on August 6, 1999. All the securities registered were sold. The managing underwriter was Bear, Stearns & Co., Inc. The Company sold 9,692,628 shares of common stock at a price of $10.00 per share which resulted in gross proceeds of $96.9 million, $6.5 million of which was for the underwriting discount and $2.0 million of which was used for other fees and expenses. The net proceeds of $88.4 million were predominately held in a money market account at September 30, 1999. None of the net proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or to any of our affiliates. The underwriters purchased 692,628 of the shares pursuant to an over-allotment option. Additionally, 157,372 additional shares were sold, under the same agreement, by certain existing shareholders. We did not receive any of the proceeds from the sale of the 157,372 shares sold by the selling stockholders.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On July 1, 1999, our stockholders approved (1) the election of Kwok L. Li, James M. Nakfoor and Marshall C. Turner to our board of directors, and William
R. Wilson and Roy Wilkens continued to serve as directors (2) the adoption of our 1999 Stock Incentive Plan, (3) the amendment and restatement of our charter effecting a 0.563 for 1 reverse stock split of our common stock. These matters were approved by written consent of the holders of a majority of our outstanding shares of common stock in accordance with Section 228 of the Delaware General Corporation Law.

ITEM 5.  OTHER INFORMATION

   None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

    Exhibit Number            Description
    --------------            -----------
        27.1              Financial data schedule
        27.2              Restated financial data schedule

(b)  Reports on Form 8-K:

    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPLITROCK SERVICES, INC.

Dated: October 29, 1999                By: /s/ William R. Wilson
                                          ------------------------------
                                       William R. Wilson, President and
                                       Chief Executive Officer

                                       By: /s/ J. Robert Fugate
                                          ------------------------------
                                       J. Robert Fugate, Executive Vice
                                       President and Chief Financial Officer