Form 10-K
period 1999-12-31
SPLITROCK SERVICES INC
filed 2000-03-17
CIK 1067822

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K

  [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                       OR

  [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

            For the transition period from           to           .

                        Commission file number 000-26827

                            Splitrock Services, Inc.
             (Exact name of registrant as specified in its charter)

                Delaware                                 76-0529757
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)              Identification No.)

        9012 New Trails Drive
        The Woodlands, Texas                                77381
(Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (281) 465-1200

        8665 New Trail Dr.
        The Woodlands, Texas                                 77381
(Former address of principal executive                    (Zip Code)
             Offices
   If changed from last report)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None
                                (Title of Class)

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 par value
                                (Title of Class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


  The aggregate market value of the voting stock held by non-affiliates of the registrants, based upon the closing sale price of the Common Stock on March 6, 2000 as reported on the Nasdaq Stock Market, was approximately $2,019,729,589. As of March 6, 2000 registrant had outstanding 57,259,677 shares of Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                                     None.

================================================================================

                            SPLITROCK SERVICES, INC.

                               TABLE OF CONTENTS



PART I
 Item 1.    Business............................................................................
 Item 2.    Properties and Facilities...........................................................
 Item 3.    Legal Proceedings...................................................................
 Item 4.    Submission of Matters to a Vote of Security Holders.................................

PART II
 Item 5.    Market For Registrant's Common Equity and Related Stockholder Matters...............
 Item 6.    Selected Financial Data.............................................................
 Item 7.    Management's Discussion and Analysis of Financial Condition and Results
              of Operation......................................................................
 Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..........................
 Item 8.    Financial Statements and Supplementary Data.........................................
 Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........................................................
PART III
 Item 10.   Directors and Executive Officers of the Registrant..................................
 Item 11.   Executive Compensation..............................................................
 Item 12.   Security Ownership of Certain Beneficial Owners and Management......................
 Item 13.   Certain Relationships and Related Transactions......................................

PART IV
 Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.....................
            Index to Financial Statements.......................................................  F-1
            Signatures..........................................................................  S-1

                                    PART I.

Item 1. Business

  We make many forward-looking statements in this filing that are not based on historical facts, but discuss our future expectations. You can identify these statements by our use of forward-looking terms, such as "anticipates," "believes," "plans," "expects," "future," "intends" and similar expressions. Because these forward-looking statements involve risks and uncertainties, there are important factors that may cause our actual results to differ materially from those expressed or implied in our forward-looking statements, including those discussed under this section and elsewhere in this filing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

  Our Company

  We are a facilities-based provider of advanced data communications services. We market our services to Internet service providers, telecommunications carriers and other businesses throughout the United States. We own and operate a state-of-the-art, broadband access network that:

  . currently handles more than 2.5 billion minutes of use per month,

  . reaches businesses and households in every U.S. market with a population of at least 100,000 as well as several smaller markets,

  . employs asynchronous transfer mode (ATM) switches at every POP.

  In 1999, we agreed to acquire indefeasible rights to use four dark fiber optic strands, with an option to use up to 12 additional fibers, in a nationwide network that will cover approximately 15,000 route miles. The combination of our existing broadband access network with our acquisition of significant fiber optic facilities positions us to deliver a broad array of end-to-end data communications services on our own network, including:

  . dial and dedicated Internet access

  . Internet access for higher bandwidth services, such as digital subscriber line and cable modem

  . value-added services, such as virtual Internet services, virtual private networks and web hosting

  . bandwidth leasing and colocation services.

  We continued to provide nationwide Internet dial access and related services to Prodigy Communications Corporation in 1999, which is our primary customer and one of the largest Internet service providers in the United States. We are Prodigy's primary provider of dial access services. In 1999, we also began offering dial and dedicated access for virtual private network services on a test basis to businesses nationwide, and plan to begin offering web hosting and other value-added services in 2000. We believe that our relationship with Prodigy and our high network performance have demonstrated our strength as a network operator and positioned us to expand our customer base and service offerings. Leveraging our demonstrated network capabilities, we have entered into significant new customer relationships with a number of other leading Internet service providers.

Recent Developments

  Splitrock and its wholly-owned subsidiaries, Splitrock Holdings, Inc., and Splitrock Merger Sub, Inc., entered into an amended and restated agreement and plan of merger, dated as of February 11, 2000, with McLeodUSA, Inc., and its wholly-owned subsidiary, Southside Acquisition Corporation. The merger agreement provides for two distinct but related transactions:

  . a holding company reorganization, in which Splitrock Merger Sub, Inc., a wholly owned subsidiary of Splitrock Holdings, Inc., will merge with and into Splitrock Services, Inc. and Splitrock Services will become a wholly owned subsidiary of Splitrock Holdings, Inc.; and

  . a merger in which Splitrock Holdings will become a wholly owned subsidiary of McLeodUSA.

  As a result of the reorganization and the merger, each share of Splitrock common stock, including the warrant shares offered in this registration statement, will be converted into the right to receive 0.5347 of a share of McLeodUSA Class A Common Stock. The reorganization and the merger are intended to be tax-free to the stockholders of Splitrock. Holders of Splitrock's common stock will vote on a proposal to approve the merger agreement at a meeting to be held on March 30, 2000. Stockholders of Splitrock holding approximately 52.3% of the outstanding shares of Splitrock common stock have agreed to vote in favor of the approval of the merger agreement. We have entered into excise tax agreements with some of our executive officers and may enter into excise tax agreements with additional directors, officers and employees who may be affected by certain excise taxes imposed on "parachute payments" as a result of the merger. For more information, see - "Executive Compensation - Excise Tax Agreements Related to the Merger."

  In connection with the merger agreement, Splitrock and Citicorp USA, Inc., as administrative agent, entered into a credit agreement as of January 6, 2000 for a revolving credit facility up to $115 million. Up to $75 million of the facility is secured by a guarantee by Splitrock Leasing, LLC, a wholly-owned subsidiary of Splitrock, a pledge of the stock of Splitrock Leasing and a security agreement covering substantially all of Splitrock's available assets. The credit agreement includes restrictive covenants that in large part mirror the covenants contained in the indenture governing the notes.

  In February 2000, we amended our master services agreement with Prodigy in order to extend the term of the agreement to December 31, 2001 from June 30, 2001 and to convert the pricing formula from a subscriber based fee to a fixed hourly fee for usage.

Industry Overview

  Data communications services, including Internet and other network services, is one of the fastest growing segments of the global telecommunications market place. Businesses of all sizes are demanding advanced, highly reliable solutions for their data transmission needs that enhance productivity, improve efficiency and reduce operating expenses. As a result, businesses are seeking communications providers that can securely and efficiently connect geographically-dispersed locations uniformly and offer a full range of value-added services that meet their data networking needs. Businesses have begun to utilize value-added data communications services such as web hosting, e-mail, file transfer and, more recently, intranet and extranet services, e-mail outsourcing, e-mail broadcast and security. High speed data communications access services link businesses or individual consumers to the Internet's resources or to corporate intranets and extranets. Access services include dial-up access for individuals and small businesses and the high-speed dedicated access services used primarily by mid-sized and larger organizations.

  Businesses have also rapidly established corporate websites as a means to expand customer reach and improve communications efficiency. Many businesses are currently using the Internet as a lower cost alternative to building expensive private data communications networks. For example, many corporations are connecting their remote locations using intranets to enable efficient communications with employees, customers and suppliers, reducing telecommunications costs by using IP-based faxing and migrating legacy database applications to run over IP-based networks.

Market Size and Growth

  According to industry reports, data communications services is one of the fastest growing segments of the global telecommunications market. For example, according to International Data Corporation (IDC):

 . business Internet access services are projected to grow at a compound annual growth rate of 23.1% from $5.2 billion in 1999 to $14.8 billion in 2004;

 . consumer Internet access spending will increase at a compound annual growth rate of 9% from approximately $7.4 billion in 1999 to approximately $11.4 billion in 2004;

 . value-added services, led by web hosting are projected to grow at a compound annual growth rate of 47.1% from $4.9 billion in 1999 to $34.1 billion in 2004;

 . frame relay services are projected to grow at a compound annual growth rate of 15.8% from $5.6 billion in 1999 to $11.7 billion in 2004; and

 . ATM services are projected to grow at a compound annual growth rate of 30% from $0.7 billion in 1999 to $2.7 billion in 2004.

  Since we are a new company and operate in a new and rapidly changing market, we have included market data from industry publications, including reports produced by Forrester Research, Inc. and International Data Corporation. The reliability of these data cannot be assured. These industry publications generally indicate that they have obtained information from sources believed to be reliable, but do not guarantee the accuracy and completeness of their information. While we believe these industry publications to be reliable, we have not independently verified their data. We also have not sought the consent of these organizations to refer to their reports in this document.

Our Strategy

  Our mission is to strengthen our position as a leading facilities-based provider of advanced data communications services. To achieve this objective, our business strategy focuses on the following key principles:

Exploit the Capabilities of Our Advanced Nationwide Communications Network

  We have substantially completed deployment of our advanced, high-capacity, facilities-based nationwide broadband access network. We believe that our ATM-to-the-Edge (TM) network results in:

 .  an easily scalable network architecture;

 . the ability to efficiently add new services and integrate further technological innovations at a lower incremental investment than that required by other communications service providers with legacy systems that have separate networks for voice and data;

 .  interoperability with other network platforms; and

 .  improved network manageability.

  To enhance our broadband access network, we have agreed to acquire indefeasible rights to use four dark fiber strands, with options to acquire indefeasible rights to use up to 12 additional fibers, in a state-of-the-art nationwide fiber optic network currently under construction by Level 3. We believe that the combination of this fiber optic backbone with our broadband access network positions us to:

 . deliver, on our own facilities, a broad array of end-to-end data communications services at the high level of quality and reliability increasingly demanded by customers;

 . reduce significantly our network costs as a percentage of revenues as we substitute the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers;

 . expand our service offerings by providing bandwidth leasing services on a stand-alone basis or bundled with our other services;

 .  increase the reliability and redundancy of our network; and

 .  increase the variety of service options and speeds available to customers.

Build Strong Customer Loyalty Through Superior Customer Service

  We believe that superior customer service is a critical element in attracting and retaining customers. Our broadband access network is designed to provide uniform quality and consistent service offerings at every point nationwide. We have also made significant investments in personnel and our scalable operating support systems. We believe that these systems give us a competitive advantage relative to traditional network service providers because we can better meet new customer demands and accommodate new service offerings. We oversee our network operations from our network operating center 24 hours a day, seven days a week. With our integrated web-based network management tools we can monitor every POP in our network for quick and efficient problem resolution from our network operations center.

Increase and Optimize Network Utilization

  Given the nature of our network costs and the fact that our current network utilization peaks in the evening hours to support our customer's residential Internet subscribers, we seek to increase and optimize total network utilization primarily by targeting providers of business services with daytime intensive traffic as well as providers of consumer services with evening intensive traffic. By pursuing this strategy, we believe that we will be able to optimize network utilization throughout a 24-hour period by offering both business-oriented services, such as dial virtual private networks and dedicated and dial Internet access services, during the day, and consumer-oriented services, such as Internet dial access services in the evening.

Broaden Our Portfolio of Service Offerings

  We are broadening our portfolio of value-added services to address business customers who are increasingly outsourcing their critical applications and integrating web-based services as part of their core data networking strategy. We are positioned to offer a number of value-added services, including virtual private networks with a wide range of access options and speeds, web hosting and colocation on our nationwide broadband access network. These services can be bundled with Internet access services to provide complete, turnkey solutions. We have secured leased facilities for four web hosting data centers, which are strategically located across the United States and plan to begin construction on each of the data centers during 2000. In addition, the enhanced capacity resulting from our recent acquisition of dark fiber capacity will enable us to offer a wider variety of data services on our own network, including bandwidth leasing. We believe that providing value-added services not only improves customer loyalty by making our services more attractive as a package but also improves profitability, as value-added services often provide higher margins.

Expand Our Marketing Activities to Capitalize on Expected Demand

  We intend to capitalize on the expected growth in demand for network services from businesses by aggressively marketing our services through a variety of distribution channels. We believe that utilizing a range of distribution channels will enable us to cost-effectively reach a broad base of potential customers. We are significantly expanding our direct sales force to attract Internet service providers, telecommunications carriers, value-added service providers and medium and large businesses. We are hiring highly motivated personnel who have a background in or experience with the data communications industry. In addition, we seek to use alternative distribution channels, including agents, resellers and wholesalers, to gain access to a substantially larger base of potential customers than we could otherwise initially address through our direct sales force. Through the combination of a direct sales force and alternative distribution channels, we will seek to rapidly increase network traffic, market penetration and customer base.

Evaluate Strategic Alliances and Acquisitions That Increase Our Network  Traffic

  We also intend to evaluate strategic alliances and acquisitions that could provide additional traffic over our network. We are primarily focused on the domestic services market and we believe that many opportunities for strategic alliances and acquisitions will be available to us in the future. For example, we may enter into joint marketing relationships with other companies that offer complementary services to business customers. We may also acquire companies that would increase traffic on our network without corresponding cost increases.

Our Services

  We provided Internet dial access services and Internet dedicated access services, as well as value-added services such as dial and dedicated virtual private networks on a test basis in 1999. During 2000, we plan to focus on providing Internet dial and dedicated access, virtual Internet service, virtual private networks, and web hosting. The addition of the fiber optic backbone to our network and acquisition of dark fiber will allow us to offer bandwidth capacity and related colocation services as well.

  Internet Access Services

  Dial Access. Our Internet dial access services offer a cost effective Internet solution with V.90 modem access to our advanced network via ordinary telephone lines. Regional Internet service providers using our Internet dial service can rapidly scale their service from regional or local coverage to national coverage. National Internet service providers can expand their market share by using our extensive local dial and 800 services to reach more customers. We are primarily targeting Internet service providers with business as well as residential customers to maximize traffic throughout our network.

  Our largest Internet dial access service customer is Prodigy. In addition, we serve a number of other fast-growing Internet service providers, including Juno Online Services, 1st Up.com/Alta Vista, and FreeI.net, as well as InfiNet, a consortium sponsored by Knight-Ridder, Gannett and Landmark Communications.

  Dedicated Access. We offer high speed dedicated connectivity to the Internet for both business users and Internet service providers. Our Internet dedicated access services provide connectivity at access speeds ranging from 1.54 Mbps to 155 Mbps. We are targeting corporate users and carriers, including Internet service providers, local exchange companies, regional long distance providers and wireless providers as potential customers for this service.

  In the future, we believe that our fiber optic backbone will position us to support Internet access for higher bandwidth services, such as DSL and cable modem. These high-speed access methods will enable new Internet services such as video and high quality audio services.

  Value-Added Services

  We believe that business customers will continue to increase their use of the Internet and other data services. Customers increasingly rely on a range of value-added services, including virtual private networks and web hosting. We will continue to develop new services to meet these business needs that capitalize on our technologically advanced, high-speed broadband access network and our fiber optic backbone.

  Virtual Internet Service (VIS). This service combines nationwide Internet dial access with comprehensive customer care and billing to the end user. The VIS program provides the network, technical expertise and back office management, enabling VIS customers to concentrate on providing the best content or service to their subscribers. VIS is an easy-to-develop outsourcing solution that allows Internet service providers to generate new revenue streams without capital outlays for equipment, space, billing systems or support staff.

  VIS offers a number of important advantages to affinity groups and other businesses who wish to offer Internet service provider(s) services while focusing on their core strengths of marketing and content:

  . easy user signup via brandable CD;

  . comprehensive direct billing service;

  . reliable, high-speed network; and

  . customer service available 24 hours, seven days a week.

  Virtual Private Network Services. Many companies today have private data communication networks built on expensive leased lines designed to transfer data between office locations. Private data networks are expensive to set up, operate and maintain, requiring the use of leased lines and the purchase of networking hardware and software. Our virtual private network services can provide businesses with a lower-cost alternative to private data networks.

  Virtual private network services are valuable to business customers because they:

  . eliminate the need to invest significant amounts in proprietary equipment and software;

  . securely and efficiently connect multiple, geographically dispersed locations;

  . provide remote access capabilities; and

  . allow businesses to add, delete or move company locations to meet changing needs.

  We began offering on a test basis both dial and dedicated access virtual private network services to businesses, Internet service providers, competitive local exchange carriers and others in 1999. We expect that the provision of virtual private network services will be an important focus of our future business.

  Web Hosting. In 1999, we began to offer, on a limited basis, web hosting services bundled with our Internet access services that permit companies to market themselves and their products on the Internet without having to invest in technology, infrastructure and operations staff. We are developing a web hosting service that will be marketed on a stand-alone basis or bundled with our Internet access and virtual private network services. Web hosting is an ideal solution for customers who want to "publish" web pages on the Internet without purchasing, configuring, maintaining and administering the necessary sophisticated hardware and software. Due to economies of scale, we can generally offer more sophisticated web hosting solutions than our customers can provide for themselves. Our data centers are strategically located at four selected core POP sites and will make use of multiple high bandwidth connections to the Internet. File structure directories, domain name registration and security privileges can be set up for customers on our hosting servers, thus enabling customers to remotely "publish" their content for distribution over the Internet. In addition, we can provide network and systems administration and maintenance, tape back-ups and security. In the future, we may also offer applications hosting and other e-commerce services.

  Bandwidth Leasing Services

  With control over our fiber optic backbone network, we expect to offer bandwidth leasing services that allow Internet service providers and other business customers to transfer their traffic through our network. Bandwidth leasing services will enable customers to reduce their data communications expense by leasing network utilization from us in lieu of leasing point-to-point circuits from other communications providers. We expect to be able to offer high volume transmission capacity at a variety of speeds over our fiber optic network. We may also target large capacity users who want to augment their own networks or provide diverse routing alternatives in strategic areas of their systems. Our potential customers for these services include interexchange carriers, cable, data and transmission companies, the regional Bell operating companies, Internet service providers, and local exchange carriers. We expect to offer a variety of pricing and system options to meet the specific needs of each customer. For instance, a customer may lease the bandwidth capacity on a short or long term basis for extensive or minimal coverage.

  Colocation Services

  We plan to house business-critical servers and other electrical, networking and communications equipment in our secure network facilities on behalf of our customers. The demand for these colocation services has increased as companies expand into geographic areas in which they do not have appropriate space or technical personnel to support their equipment and operations. Colocation customers are typically larger enterprises employing more sophisticated Internet hardware, software, and web servers, and have the expertise to maintain their own web sites and related equipment. We plan to offer customers, including Internet service providers, the opportunity to colocate their web-server computers at our sites.

Our Network

  We own and operate a state-of-the-art, broadband access network that employs ATM technology at every core, hub and remote POP site. As of December 31, 1999, our broadband access network was substantially completed and we had installed 339 broadband access POPs, giving us a physical presence in all 50 states, and targeting over 90% of U.S. businesses and 87% of U.S. households with a local call.

  Our network is managed and supported by our state-of-the-art network operations center in The Woodlands, Texas. We have deployed ATM switches at every core, hub and remote POP of our network. This network architecture, called "ATM-to-the-EdgeTM," enables Splitrock to serve as a broad-based provider of data communications services through the creation of a platform that efficiently delivers multiple services, such as Internet access, virtual private networks and web hosting, across multiple protocols, including Internet Protocol, frame relay and ATM. The flexibility inherent to our network design allows it to expand its service offerings to provide fully integrated data, video and voice services. This flexibility also allows us to incorporate future technological innovations into its network architecture with a lower incremental investment than that required by other communications service providers with legacy systems that have separate networks for voice and data.

  In 1999, we agreed to acquire indefeasible rights to use four dark fiber strands, with an option to acquire indefeasible rights to use up to 12 additional fibers, in an approximately 15,000 route mile nationwide fiber optic network. Combining our existing broadband access network with our pending acquisition of significant fiber optic facilities will allow us to:

   . deliver, on our own facilities, a broad array of end-to-end data communications services at the high level of quality and reliability increasingly demanded by customers

   . reduce significantly our network costs as a percentage of revenues as we substitute the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers

   . expand our service offerings by providing bandwidth leasing services on a stand-alone basis or bundled with our other services

   . increase the reliability and redundancy of our network

   . increase the variety of service options and speeds available to customers

  Through its ATM-to-the-Edge(TM) architecture, our broadband access network allows us to concurrently provide multiple services such as data, video and voice to customers and to incorporate future technology changes at relatively low incremental investments. As a result, we believe that we have created a more efficient network than our competitors, thereby reducing future operating costs and improving reliability to the end user. Older networks were typically designed to provide one type of service, such as voice or data, and are less efficient at carrying other traffic. Unlike many networks which deploy ATM switching only along the core sites in the backbone, our broadband access network deploys ATM switching at every POP site--core, hub and remote. Our management believes that our network contains more ATM-based switches than any other commercial network.

  Our network was designed to meet the following strategic goals:

  . provide uniform service nationwide that is reliable, fast, efficient and easy to access;

  . build high capacity to move data more quickly, more efficiently and at greater traffic volumes;

  . provide better quality service than our competitors at a lower cost;

  . provide broad coverage to points not served by other networks;

  . use the industry's best suppliers for network components; and

  . build redundancy into the network for better reliability.

Network Infrastructure

  We believe that we have provided for future growth by ensuring that our network is:

  . scalable;

  . flexible;

  . fault tolerant;

  . based on open standards and interoperable; and

  . manageable from remote locations.

  Scalable. Our flexible, multi-layer network architecture utilizes a high-speed switching fabric that enables us to increase the number of POPs and the number of users served in an incremental manner that matches investment with demand. Our network's scalability extends beyond the currently installed base of POPs to allow for growth without fundamental design changes or loss of service quality.

  Flexible. We believe that our network will enable us to adapt to new services and manage network resources according to each service's needs, permitting us to efficiently offer data, video and voice services concurrently.

  Fault Tolerant. Redundancy and adaptive technology in our network reduces the impact of isolated failures. For example, all core sites are interconnected, allowing traffic to be transferred among sites in case of a failure. In addition, key switches, routers and workstations are configured to search for alternate paths if an individual component or transmission line fails. We also have an uninterruptible power supply at each POP, limiting the impact of local power outages on our network.

  Open Standards and Interoperable. Our entire network supports various protocols, including IP, ATM, frame relay, ISDN, video and SS7. This architecture allows us to interconnect freely with other carrier networks or customer networks. As a result, we can extend services of another carrier outside of that carrier's own region. In addition, potential virtual private network clients that use standards-based protocols can easily access our network without having to purchase special equipment that would otherwise be necessary with a proprietary network.

  Manageable. From our network operations center, we are able to monitor our network remotely, perform network diagnostics and equipment surveillance, and inform customers when a network problem occurs. Our network operations center is open 24-hours a day, seven days a week. As a result of our network architecture, these tasks may be performed remotely regardless of POP location or network status. This capability allows us to control costs associated with on-site network configuration and repair.

Broadband Access Network

  Communication service providers have typically provided services using two predominant types of infrastructure, one geared towards voice service and the other designed to optimize data communications. Practical considerations and equipment constraints have led to the development of these two types of distinct network infrastructures. Voice telecommunications service providers historically have needed to provide a high level of reliability and depend upon equipment reliability, network architecture design, network management and maintenance to meet their service needs and reliability constraints. Data telecommunications service providers, on the other hand, benefit from highly intelligent terminals at the end-user that usually can determine if a transmission error has occurred and automatically re-transmit data and even reconnect a session if necessary. With the help of intelligent terminals, data communication networks run complex routing algorithms that allow them to locate and find the best route to transmit data. While providing a high degree of flexibility, data communication service networks often have unpredictable performance.

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

  Separating bandwidth use has been a practical way for older networks to provide multiple services. As long as data represents a small portion of network traffic, this partitioning remains practical. However, it is expected that the rapid growth of data will soon cause data to consume more bandwidth than voice. When that occurs, partitioning will make network bandwidth utilization very difficult to optimize while creating significant management complexity.

  Our network was designed to address constraints facing older networks by not requiring the separation of bandwidth for different types of services. In the process of designing our network we sought to create a network infrastructure which could:

  . efficiently offer data, video, and voice services concurrently;

  . reduce operating costs by more efficient utilization of network resources;
    and

  . provide high quality service for all services offered on the network.

  We believe that three features distinguish our network from other data communications networks. First, we use the Lucent ATM switch platform, which supports multiple services at every POP of the network. We believe that this "intelligent" ATM switch differs from typical ATM backbone switch engines because it supports many access protocols to the network whereby an array of data, video and voice services can be sent and/or received, including IP, frame relay, ATM, Ethernet, T-1, T-3, OC-3, OC-12, OC-48 and many other digital as well as analog interfaces. Also, the Lucent switches are scalable with up to 14 interface module slots designed to house interface cards supporting these various services. The Lucent switches translate these native service protocols into standard ATM format and transports any service as an ATM connection. In addition, the Lucent switches implement a patented queuing algorithm that eliminates the need for bandwidth allocation to different kinds of services and simultaneously supports data, video and voice services on a unified platform without loss of quality of service even during periods of high network utilization.

  Second, to manage the large number of ATM switches in our network, we organized the network architecture into classes and regions. This architecture allows us to introduce new services more quickly because all new services can be layered on the network's ATM switching fabric without alterations being made to the fabric itself. A new network service has two components, the protocol that defines the format of the information payload and the signaling or routing instructions required to direct the information to its destination in the network. Our network ATM switching platform streamlines the signaling process because routing information is concentrated in a limited number of central sites in the network known as core sites rather than having signaling or routing information interpreted by switches or routers at every point of the network as occurs, for example, in a traditional IP-based network. Therefore, to introduce a new service, we only need to deploy the proper signaling or routing processors at a few core sites instead of hundreds of switch or router sites distributed around the network. This reduced number of routing decisions also permits better management and typically faster throughput than other networks.

  Third, most modern networks achieve transmission efficiencies by deploying ATM switching engines in three to 20 access sites only in the core backbone of their network. In contrast, ATM switches are located in all POPs throughout the network. At December 31, 1999, we had approximately 339 installed POPs. The ATM-to-the-Edge(TM) network forms the basic platform for us to offer multiple services to all users on the network.

  We began a major upgrade and expansion of our dial access platform in late 1999 with the deployment of Nortel Networks' CVX 1800 dial access modem, which replaces the Bay Networks' dial modem equipment previously in place. The new equipment, when fully deployed, will represent a four-fold increase in capacity, as measured in dial ports, over the capacity in place in late 1999. The CVX 1800 dial access modem will provide us with a carrier-class, secure dial-in solution for seamless remote access. In addition, the CVX 1800 is designed for ultimate reliability, with the ability to swap out cards easily without incurring downtime for ease of servicing and support. In addition to these performance enhancements, the ability of the CVX 1800 to control costs, including lower operations costs, smaller footprint, decreased power consumption and ease of administration, was a factor in its selection.

Network Organization

  Our network is organized into three classes of access sites: core sites, hub sites and remote sites. The architecture partitions the entire network into 21 regions, with a core site in each region. The core site is generally located in the city with the most traffic in that region. Users access the network within a region by connecting to either a core, a hub or a remote site. The core sites form the backbone of the network, with the hub and remote access sites extending the reach of the backbone.

  Our 21 core sites are logically and fully meshed to allow traffic to pass directly from any one region to any other region. The core sites are interconnected by standard transmission links such as DS-3, OC-3 or OC-12. We can purchase bandwidth on an actual need basis between each site and upgrade these links as the bandwidth demand increases because the Lucent switches conform to standard transmission specifications.

  In addition, each core site is equipped with special protocol processors to enable our network to accommodate demand for a wide variety of services. IP protocol, for instance is supported by routers at each core site as compared to other networks that must install routers at each POP. As a result of our design, each of our routers is directly connected to every other router in the network and can forward packets from region to region efficiently via simple routing tables.

  Hub sites service the major cities within a region and connect to core sites over a DS-3 line or multiple T-1 lines depending on the traffic requirements. Hub sites can be connected redundantly to other hub sites or to core sites to increase network reliability. For IP traffic, all packets from a hub site are forwarded directly to the region's core site, and then forwarded to their destination region by the core site router.

  Our network has a large number of remote sites to reach the smaller cities within a region. These sites allow user access to the same services as elsewhere in the network. Remote access sites connect to a hub site, usually with a T-1 line. The remote sites can also be protected from transmission failures by being connected redundantly to other access sites in the region.

Fiber Optic Backbone

  As part of our ongoing efforts to further expand and enhance our network, we entered into an agreement to acquire long-term indefeasible rights to use four dark fiber strands in 1999, with an option to use up to 12 additional fibers, in the nationwide fiber optic network currently under construction by Level 3 Communications.

  Fiber optic technology uses light to transport information from one point to another. Fiber optic strands are thin filaments of glass through which light beams are transmitted over long distances carrying large amounts of data. Modulating light on thin strands of glass produces major benefits including high bandwidth, relatively low cost, low power consumption, small space needs and total insensitivity to electromagnetic interference.

  The optical fiber strands that will comprise our fiber backbone network are designed to accommodate dense wave division multiplexing transmission technology. As a result, we can deploy equipment which transmits signals on 32 or more individual wavelengths of light per strand. This capability will significantly increase the potential capacity of our fiber optic backbone relative to older networks which generally use fiber optic strands that transmit fewer wavelengths per strand. In addition, we believe that the installation of newer optical fibers will allow a combination of greater wavelengths of light per strand, higher digital transmission speeds, and greater spacing of network electronics.

  In the fourth quarter of 1999 we announced the selection of Nortel Networks as our primary supplier of fiber optic network equipment. Splitrock will use OPTeraTM LH, Nortel Networks' advanced optical networking equipment, to provide the capacity and flexibility needed to deliver additional network services such as bandwidth leasing and private line service. The OPTera LH open optical equipment can carry Internet, data, multimedia and voice traffic in its native formats across long-haul networks. Nortel Networks' OPTera portfolio maximizes capacity per fiber using Dense-Wavelength Division Multiplexing (D-WDM) equipment, and will be scalable as high as 1.6 Terabits per second on a single fiber.

Network Management and Customer Service

  We believe that superior customer service is a critical element in attracting and retaining new customers and expanding value-added services to existing customers. Historically, we have maintained two network operations centers:
the initial one located near Prodigy's headquarters location in Yorktown Heights, New York and originally associated with Prodigy's legacy network and the second, a newer, updated facility located in The Woodlands, Texas. At the end of 1999, we consolidated the two network operations centers into the Texas facility, where we operate a 24-hours per day, seven days per week, network operations center facility. This network operations center permits us to manage traffic, monitor system status and remotely implement solutions to system interruptions.

  We have implemented a number of new systems and procedures to provide superior customer service. We have installed a leading customer support trouble ticketing and workflow management system to track, route and report on customer service issues. We also implemented a new industry-standard billing system. We expect to offer wholesale customers a system that generates invoices tailored to the client's service mix and, for retail customers, a system that authenticates and bills through credit cards. To support anticipated growth in customers on our network, we have established a customer call center to provide customer support 24 hours per day, seven days a week.

  Through the development of scalable operating support systems, we believe that we have the opportunity to establish a competitive advantage relative to traditional network service providers. Traditional network service providers typically operate extensive legacy operating support systems with compartmentalized architectures that limit their ability to scale rapidly and introduce enhanced services and features. In connection with the expansion of our network, we are creating operating support systems with an architecture designed to maximize both reliability and scalability. Furthermore, in establishing our operating support systems, we have attempted to develop company-wide standardization of hardware, software, database platforms and problem solving in order to maximize system automation and minimize employee manual processing. Operating support systems are, or will be, distributed throughout our network, which improves network performance, recovery and reliability, while also providing real-time capture of statistical and accounting data. We utilize, when available, industry-standard software systems developed and maintained by third party vendors but customized for our specific needs.

  We believe that an up-to-date management platform is critical for us to be competitive and provide customers with quality services. We have put in place a modern management platform to manage our extensive network. The new management platform performs operations, administration and management tasks. We have customized most of these platforms to ensure maximum network flexibility and efficiency.

Peering and Interconnection

  Peering and interconnection agreements with other carriers enable us to exchange traffic destined for other networks and allow external traffic access to our network. We interconnect with other networks from a core site through an industry standard Cisco router, which promotes proper protocol exchange between us and other Internet service providers. We currently maintain over 60 peering and interconnection agreements with third parties.

Transmission Services

  We lease long distance connections of various bandwidths to connect sites in our network. The choice of long distance carriers is based on their network reliability, bandwidth availability, responsiveness and pricing. We currently lease a majority of our long distance connections from MCI WorldCom and periodically review the capability and costs of these services by other suppliers, such as AT&T, Sprint and Qwest. Prior to the completion of our fiber optic network, we will utilize interim fiber optic backbone transmission services from Level 3 to connect our core sites. These interim fiber optic services will become available in the fourth quarter of 1999. When all of the interim fiber optic backbone services are fully operational, backbone transmission services we utilize from other third parties to connect our core sites will be disconnected. As segments of our fiber optic backbone network are completed, we will migrate our network traffic from interim backbone transmission services from Level 3 and onto our own fiber optic facilities.

  We lease local connections (DS-1, T-1 or ISDN PRI) to access the end-user. The local service providers are selected based on their reliability, service availability, responsiveness, pricing and minimum switch congestion during busy hours. Based on these criteria, we have existing relationships with many competitive local exchange carriers and all major incumbent local exchange carriers in the country.

Sales and Marketing

  We are deploying multiple distribution sales channels to rapidly increase our market penetration and customer base. The primary sales distribution channel will be a direct sales force. Additional channels will include agents, wholesalers and resellers.

  Our focus on multiple, leading-edge offerings makes it essential to create a sophisticated sales organization. We began developing our direct sales force in the first quarter of 1999 and have been actively recruiting highly experienced data communications sales professionals. This nationwide sales force markets our services directly to Internet service providers, telecommunications carriers, value-added service providers, and medium and large businesses. To support our direct sales force, we are developing web-based tools, such as sales automation and sales tracking systems, that will integrate pricing, order management, provisioning and billing systems. Additionally, the sales force is equipped with customer-tailored marketing material. As of December 31, 1999 we employed 75 professionals in our sales and marketing group, most of which are devoted to direct sales.

  We also utilize alternate distribution channels, which include agents, resellers and wholesalers, to market our products and services to medium and small businesses. As independent entities, agents sell our services under our brand name to end-users in exchange for revenue based commissions. We intend to identify agents that generally focus on specific market segments, such as medium and small businesses, and have existing customer bases. Resellers are independent companies that would purchase our services and then "repackage" under their own brand name these services for sale to their customers. Finally, wholesalers are independent companies that will purchase network service capabilities in large quantities from us in order to market their own services under a brand name other than Splitrock. These alternative channels are expected to optimize revenue growth and market penetration.

  We are creating a marketing infrastructure with three primary areas of responsibility: marketing communications, marketing management and product development.

  Marketing communications builds Splitrock's image and provides communications interface to customers on services. Marketing communications will also promote Splitrock's services at industry conferences, trade shows and other events.

  Marketing management develops service literature, price positioning, sales support materials, service revenue forecasts, competitive industry and service analysis for our suite of service offerings.

  Product development will work with internal organizations such as information technology, engineering, operations and billing to develop and enhance our services.

Relationship with Level 3 Communications

  On April 26, 1999, we entered into a Cost Sharing National IRU Agreement with Level 3 Communications, LLC, a subsidiary of Level 3 Communications, Inc. Under this agreement, Level 3 has granted to us indefeasible rights to use four dark fibers, with an option expiring on April 26, 2000, to use up to 12 additional fibers, in the nationwide multiconduit fiber optic communications system currently under construction by Level 3. The fiber will be delivered in segments that are expected to become available from the first quarter of 2000 through the first quarter of 2001. When completed, the fiber network will cover approximately 15,000 route miles. If Level 3 expands its nationwide fiber optic network by adding additional routes or otherwise enhances its network, Level 3 has agreed to give us the opportunity to participate in that expansion or enhancement, subject to Level 3's own business needs and subject to our agreeing on the allocation of costs in the expansion or enhancement. Our agreement with Level 3 relates to dark fiber only and does not include the electronic equipment necessary to allow the fiber to transmit communications.

  Under our agreement, we have made a down payment of $11.2 million to Level 3 and we are required to make additional payments as we accept delivery of segments of the four dark fibers. The total amount we will be required to pay Level 3 is dependent on the number of fibers we acquire and the number of actual route miles. In addition to IRU payments, we are required to make payments to Level 3 for facilities, maintenance and utilities charges.

  We anticipate that the acquisition of the right to use the four dark fiber strands and the related electronics equipment to utilize a portion of the fiber, will require capital expenditures (including purchases to be funded with capital leases) of approximately $139 million and $13 million in 2000 and 2001, respectively.

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

  Level 3 has agreed to provide interim fiber optic backbone transmission services at capacities ranging from DS-3 to OC-48 for a monthly charge per DS-0 mile, subject to an aggregate monthly minimum of $0.5 million. We began utilizing some of these interim services in the fourth quarter of 1999. When all of the interim fiber optic backbone services are fully operational, backbone transmission services we utilize from other third parties to connect our core sites will be disconnected.

Suppliers

  We depend on third parties for key components of our network infrastructure, including leased lines, transmission services and networking equipment, such as routers, switches and modems. The quantities and quality of such networking equipment that we require are available only from sole or limited sources. We currently utilize Lucent for ATM switching products, Nortel Networks for our Internet dial access platform, Cisco for routers and Sun Microsystems and Compaq for servers. In October 1999, we agreed to purchase $64.1 million in dial access equipment from Nortel Networks to support our future access demand. The agreement allows us to exchange our old modems for newly introduced dial access modems in 2000, which offer greater capacity and improved call reliability. We also depend upon a variety of local exchange carriers and interexchange carriers to provide telecommunication services, including leased line and colocation facilities. For long distance connections and backbone long distance transmission facilities, we currently use MCI WorldCom. We will utilize interim fiber backbone transmission services from Level 3 to connect our core sites until our own fiber optic backbone is operational. In addition, we obtain bandwidth capacity under leased line connection agreements with local exchange carriers, including regional Bell operating companies. We also obtain telecommunications services and lease physical space under local access/colocation agreements with various competitive local exchange carriers. We continue to monitor our needs for greater bandwidth and may enter into agreements to enlarge our bandwidth capability.

  In 1999, we entered into an agreement with Lucent to provide us with maintenance on our broadband access network in order to maintain the quality and reliability of our network performance. Prior to entering into this maintenance arrangement with Lucent, we had performed our own maintenance of equipment and have relied on warranties from our vendors.

  We rely upon Level 3 to construct and install the fiber optic strands and related facilities that we have acquired. Additionally, we have retained Nortel Networks to provide the engineering and installation of our fiber optic network equipment.

Competition

  The data communications service industry is highly competitive. We expect that competition will continue to intensify as customers seek additional capacity to satisfy the continued growth of data communications and the Internet. In addition, numerous companies are rapidly expanding their data network capabilities. We believe that the primary competitive factors for the provision of data network services are quality of service, network coverage, reliability, price, and service innovation.

  Network Service Providers. We believe that our principal competitors are generally classified as network service providerswho operate and maintain a national backbone network. Customers of network service providers typically include other Internet service providers, regional Bell operating companies, cable television companies and a variety of network operators entering the Internet service provider business. In addition, network service providers may also compete with us by providing retail services such as Internet access, virtual private networks, and web hosting services directly to businesses and consumers. We believe our network service provider competitors include UUNet, Cable & Wireless, Sprint, PSINet, GTE Internetworking, AT&T, and Qwest.

  In addition, we believe that the following may also represent sources of competition:

  Internet Service Providers. According to IDC, there are over 5,000 Internet service providers in the United States, consisting of business access, consumer access, value-added services, and wholesale providers. We currently market Internet dial access services to these Internet service providers. Our competitors in this market include other companies that provide Internet access service to Internet service providers as well as Internet service providers that possess national backbone networks enabling them to provide capacity to other Internet service providers. While we believe that our status as an independent service provider distinguishes us from many of these competitors, some of these competitors have significantly greater market presence, brand recognition and financial, technical and personnel resources than we do.

  Corporate Internet Access and Virtual Private Networks.   In the corporate
Internet access and virtual private network markets, the competitors include Internet service providers as well as traditional telecommunications carriers. Many of these competitors, in addition to their substantially greater market presence and financial, technical and personnel resources, also have large existing commercial customer bases. Furthermore, many of these competitors have the ability to bundle Internet dial access and virtual private network services with other services such as web hosting or long distance services. This bundling of services may have a material adverse effect on our ability to compete effectively and thus could have an adverse effect on our business, financial condition and results of operations.

  Other Value Added Services. We believe that significant new competitors will enter the data network services market. Other companies are in the process of building or expanding networks that will have the ability to provide services comparable to ours. In addition, many of our competitors have the financial and operational resources to construct networks similar to our own. For example, Sprint is in the process of designing a network which will contain ATM switches at every core, hub and remote site. We cannot assure you that we will be able to compete effectively with these companies. The market for the colocation of web-servers is extremely competitive. In this market, we would compete with Internet service providers and network providers as well as others, including inter exchange carriers, companies that provide only web hosting and IP colocation services and a number of companies in the computer industry.

  Bandwidth Lease Providers. There are currently three principal facilities-based long distance fiber optic networks, as well as numerous incumbent local exchange carrier and competitive local exchange carrier networks. Others, including Level 3, Qwest, Broadwing (IXC Communications) and Williams, are building additional networks that employ advanced technology and offer significantly more capacity to the marketplace. There are also companies like Splitrock that have contracted to obtain rights to use portions of nationwide fiber networks from companies such as Qwest, Williams and Level 3 and that may have excess bandwidth capacity available for sale on a wholesale or retail basis to customers. The additional capacity that is expected to become available in the next several years may cause significant decreases in the prices for services. Our ability to compete effectively in this market will depend upon our ability to maintain high quality services at prices equal to or below those charged by our competitors. Interexchange carriers and competitive local exchange carriers with excess fiber optic strands may be competitors in the dark fiber business.


Regulation

  Overview. Although we are not currently subject to direct regulation by the FCC, the telecommunications industry is highly regulated. As a result, changes in the regulatory environment relating to the Internet and telecommunications services, including regulatory changes which directly or indirectly affect telecommunications costs or increase the likelihood or scope of competition from regional Bell operating companies or other telecommunication companies, could have a material adverse effect on our financial position or results of operations.

  Various existing federal and state regulations are currently the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degrees, the manner in which the industry operates. We cannot predict the outcome of these proceedings, or the impact they may have on the telecommunications or Internet services industries generally, or on us particularly. In addition, over the past several years both the federal and state governments have adopted new legislation and rules profoundly affecting the telecommunications and Internet services industries. We cannot assure you that the changes in current legislation or new legislation, and the regulations adopted by the FCC or state regulators pursuant to that legislation, would not have a material adverse impact on our business.

  Regulation of Internet Communications.   In 1980, the FCC created a
distinction between "basic" services, which it regulated as common carrier services, and "enhanced services," which it deregulated. The FCC exempted enhanced service providers from federal regulations governing common carriers, including the obligation to pay access charges and contribute to universal services.

  The Federal Telecommunications Act of 1996 established a similar distinction between "telecommunications services" and "information services," but a combination of changing technology and other provisions of the Federal Telecommunications Act have made it increasingly difficult to discern the boundary between unregulated and regulated services. The act directs the FCC to adopt regulations requiring all telecommunications service providers to contribute to the federal Universal Service Fund. As of the first quarter of the year 2000, telecommunications carriers must contribute 5.9 percent of their retail interstate and international revenues to the FCC's universal service fund. Information service providers are exempt. This distinction magnifies the significance of the boundary between regulated and unregulated services.

  Since the Federal Telecommunications Act was adopted, several companies have begun providing voice telephony services over Internet-style packet-switched networks, and traditional long distance telephone companies have announced plans to migrate their services to packet-switched networks. As a consequence, the regulatory status of communications services over Internet-style packet-switched networks is presently uncertain. In an April 10, 1998 Report to Congress regarding Universal Service, the FCC concluded that the provision of underlying transmission capacity to Internet service providers constitutes "telecommunications" under the Federal Telecommunications Act. The FCC has also indicated in the report that it would consider, in an upcoming proceeding, issues related to whether Internet service providers that own transmission facilities and engage in data transport over those facilities in order to provide information services are providing telecommunications to themselves, and therefore ought to be required to contribute to universal service. While the report containing this conclusion does not have the force of law, it raises the possibility that regulatory action could be taken by the FCC in the future. A finding by the FCC that Internet service providers and carriers providing service to Internet service providers must make universal service contributions could increase our cost of doing business and have a material adverse effect on our business.

  We operate as an Information Services Provider. We operate as an unregulated provider of information services, as that term is defined in the Federal Telecommunications Act, and as an enhanced service provider, as that term is defined in FCC rules. Because the regulatory boundaries in this area are unclear and subject to dispute, however, the FCC could seek to characterize some or all of our services as "telecommunications services." If that happens, we will be required to contribute directly to universal service.

  Our status as a reseller of underlying telecommunications services provided by others has reinforced our status as an unregulated information service provider. A longstanding FCC policy holds that, when a reseller enhances some of the transmission capacity that it obtains from an unaffiliated facilities- based common carrier by modifying or adding content to transmitted messages, the entire package of resold services will be classified as an unregulated enhanced service, even if much of the resold transmission capacity is not being modified by the reseller. By contrast, the FCC has required some enhanced service providers that use their own facilities to segregate those facilities and subscribe to them as regulated common carrier offerings. To the extent that we begin to provide our own transmission facilities, parts of our company could thus become exposed to common carrier regulation.

  In 1999, we obtained rights to use several strands of unlit fiber, referred to as "dark fiber," on another company's nationwide fiber network. The FCC and at least one federal district court have taken the position that provision of dark fiber is a form of "wire communications," not a sale of facilities. On that basis, we believe that our acquisition of previously installed dark fiber capacity does not transform us into a facilities-based provider of telecommunications, and that we remain a reseller and provider of unregulated, enhanced services. The treatment of dark fiber under these circumstances is an unsettled area of the law, however, and we cannot predict with certainty whether the FCC, or state regulatory commissions, will regulate this kind of service.

  Under current FCC policy, enhanced service providers are exempted from having to pay access charges to local telephone companies. Without this exemption, the local telephone companies could charge enhanced service providers for connecting the customer to the enhanced service provider. Recently, the FCC has determined that both dedicated access and dial-up calls from a customer to an Internet service provider are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. The FCC determined that, for the time being, it will allow states to continue taraffing dial-up Internet access as a local business line service. However, it did not require states to do so. If the access charge exemption for enhanced service providers is eliminated, our costs of providing service may increase substantially, which could have a detrimental effect on our business.

  Universal Service Proceeding.   If we maintain our current unregulated status,
we may nonetheless be required to contribute indirectly to universal service to the extent that we are billed by telecommunications providers for underlying service. Beginning on January 1, 2000, the federal universal service fund began providing subsidy support for service to high-cost areas served by so-called "non-rural" incumbent local exchange carriers. Contributions required of telecommunications carriers supplying service to Splitrock were increased. As of the first quarter of the year 2000, they were required to contribute 5.9 percent of their interstate and international revenues to the FCC's universal service fund. Because Congress has granted the FCC substantial discretion to determine the size of that fund and the assessment rate applied to carriers, it is impossible to predict how high the contribution factor may rise in the future.

  Regulatory Safeguards Affecting Underlying Service Providers. We are heavily dependent upon telecommunications carriers for the transmission capacity that underlies our enhanced network. Some of these carriers are considered dominant in their geographic markets and may compete with us in providing enhanced services. This creates an incentive and potential means for those carriers to discriminate against us. At present, the regional Bell operating companies are allowed to provide information services within local access and transport areas (LATAs) but they are restricted from providing information services on an inter-LATA basis.

  Under Section 271 of the Federal Telecommunications Act, the regional Bell operating companies will be allowed to provide inter-LATA service, including inter-LATA information services, when the FCC determines that they satisfy a regulatory checklist of local competition requirements. These reviews are conducted on a state-by-state, carrier-by-carrier basis. In December 1999, the FCC issued its first Section 271 authorization, allowing Bell Atlantic to begin originating interstate and international calls from New York. It is likely that additional such approvals will be issued in the coming months. We cannot assure you that we will be able to compete effectively with the regional Bell operating companies once they are permitted to provide inter-LATA services.

  Potential Liability of Internet Service Providers. Because we do not hold ourselves out as editing or otherwise controlling the content of communications that traverse our network, we are generally unaffected by government content regulation. However, the law in the United States relating to the liability of Internet service providers and providers of transmission capacity for information carried on, disseminated through or hosted on their systems is currently unsettled. Congress and several states have enacted or are considering measures that would, under some circumstances, impose civil and criminal liability upon Internet service providers, or providers of transmission capacity to Internet service providers, for the transmission or dissemination of information and materials. The imposition of this type of liability, if upheld by the courts, may require us to implement measures to reduce our exposure to this liability, which may require us to expend substantial resources and could affect the demand for our services.

  We filed federal trademark applications for the marks "Splitrock" and "A Carrier of Wisdom" on September 18, 1997, and "splitrock.net" on March 6, 1998. We also filed separate federal trademark applications for logos on the above dates, for the Splitrock with triangle design on June 16, 1998, for the mark "splitrock.com" on July 27, 1998, and for the mark "ATM-to-the-Edge" in March, 1999. We have also filed trademark applications for the marks "Splitrock", "A Carrier of Wisdom" and the Splitrock with triangle design in numerous foreign countries. These applications are pending and we cannot assure you that they will be granted. "Splitrock Services, Inc." is a trade name of our company.

Insurance

  We have insurance coverage that we believe to be adequate for the risks of our business. Our primary insurance coverages include property, general liability and directors and officers liability insurance. Our insurance coverage may not be adequate or available to compensate us for all losses that may occur. The occurrence of a significant loss not fully covered by insurance could have a material adverse effect on our company.

Employees

  As of December 31, 1999, we had 411 full-time employees and 25 independent contract workers. None of our employees is represented by a union, and we have experienced no strikes or work stoppages. Our management believes that we have good relations with our employees.

Item 2. Properties

  In August 1999, we began to occupy a new headquarters building located in The Woodlands, Texas. This leased facility consists of approximately 69,000 square feet and houses our principal executive and administrative headquarters. This lease expires in 2009, unless we exercise the first of two 5-year renewal options. We have an option to lease another building with approximately 69,000 square feet that would be constructed immediately adjacent to our new headquarters building. Additionally, we have an option to purchase a minimum of 20 acres of land in The Woodlands, Texas, and the right to terminate our leased facilities early in the event this option is exercised. Our option to purchase this property at a fixed price expires on June 30, 2000; however, we have a right of first refusal to purchase the land through December 31, 2001.

  Our former headquarters, located within a half mile of our new headquarters, is currently used as the network operations center and customer care center. The lease on this 25,000 square foot facility expires in 2003.

  We exercised an early termination option on our former Yorktown Heights, New York network operations center. This facility, consisting of approximately 12,500 square feet, was subleased from Prodigy. The lease was terminated as of December 31, 1999. In order to expand into web hosting, we entered into leases totaling approximately 141,000 square feet for facilities in New York, Atlanta, Houston and Los Angeles. Approximately 10,000 square feet in the New York facility will be used, in part, as office space for employees relocated from Yorktown Heights facility.

  Local dial up access to our network is provided by approximately 340 strategically placed Points of Presence (POPs) across the country. A majority of these POP facilities are shelters located on leased real estate. The average term of these ground leases is five years with four renewal options for an additional five years with each option period. The remaining POP facilities are co-locations within other telecommunications carriers' facilities with terms ranging from one to five years.

  We believe that our current and planned facilities are adequate for the foreseeable future and that suitable additional facilities will be available as needed.

Item 3. Legal Proceedings

  As previously disclosed in our annual report on Form 10-K for 1998, we entered into an agreement with Ericsson, Inc. to construct 99 POP sites on a turnkey basis. By November 1998, the contractor had failed to meet construction milestones under our agreement. As a result, we had to hire other service providers and suppliers in addition to supervisory field and office personnel to complete the network on schedule. We also incurred additional expenses to maintain POP sites on our legacy network. We have received invoices totaling $9.1 million from the contractor and are disputing the amount due. The contractor has indicated that it will seek to secure payment of these invoices. We believe that the amounts the contractor has claimed are not owed because of the contractor's failure to perform under the terms of our agreement and the offsetting expenses we incurred to complete the work. We also believe that resolution of this matter will not have a material adverse effect on our business. On November 4, 1999, Ericsson filed a Demand for Arbitration on the "contract dispute" pursuant to the Commercial Arbitration Rules with the American Arbitration Association. We have filed a counterclaim and intend to vigorously defend the dispute pursuant to state tort and contract causes of action, including negligent misrepresentation, fraud in the inducement, breach of contract, failure to timely perform, failure to perform in a good and workmanlike manner, breach of the duty of good faith, failure of consideration and failure of essential purpose. We are seeking damages by offset and credit. Both parties are in the process of selecting arbitrators so that a preliminary hearing can be scheduled.


Item 4. Submission of Matters to a Vote of Security Holders

  None

                                    PART II

Item 5. Market For Registrant's Common Equity and Related Shareholder Matters

   On July 12, 1999, we effected a .563-for-1 reverse stock split of our common stock.

   On August 3, 1999, our common stock began trading on the Nasdaq Stock Market as a result of our initial public offering of common stock completed on August 6, 1999 pursuant to a registration statement on Form S-1 (file no. 333-79909) filed with the Securities and Exchange Commission and declared effective on August 3, 1999. All the securities registered were sold. The managing underwriter was Bear, Stearns & Co., Inc. The Company sold 9,692,628 shares of common stock at a price of $10.00 per share which resulted in gross proceeds of $96.9 million, $6.5 million of which was applied to the underwriting discount and $2.0 million of which was used for other fees and expenses. None of the net proceeds of the offering was paid by us, directly or indirectly, to any director, officer or general partner of ours or any of their associates, or to any persons owning ten percent or more of any class of our equity securities, or to any of our affiliates. The underwriters purchased 692,628 of the shares pursuant to an over-allotment option. Additionally, 157,372 additional shares were sold, under the same agreement, by certain existing shareholders. We did not receive any of the proceeds from the sale of the 157,372 shares sold by the selling stockholders.

   Splitrock common stock is listed on The Nasdaq Stock Market and traded under the symbol "SPLT." Splitrock common stock has been quoted continuously on The Nasdaq Stock Market since the initial public offering of Splitrock common stock on August 3, 1999. Before August 3, 1999, no established public trading market for Splitrock common stock existed. The following table sets forth for the periods indicated the high and low sales price per share of Splitrock common stock as reported by The Nasdaq Stock Market.

                                           High        Low
                                          --------   --------
                          1999
                          ----
                       Third Quarter      $17.13     $ 8.94
                       Fourth Quarter      25.00      14.50

   As of March 6, 2000, there were 177 shareholders of record of our common stock.

   We have never paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently intend to retain future earnings, if any, to fund the development and growth of our business. Declaration or payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including our financial condition, operating results and current and anticipated cash needs and plans for expansion. In addition, our ability to pay dividends on the common stock is restricted by certain covenants in the indenture governing our outstanding 11 3/4% senior notes.

   The net proceeds of our initial public offering of $88.4 million were predominantly held in a money market account as of December 31, 1999. We intend to use the net proceeds from the offering principally to fund capital expenditures, operating losses and possible future acquisitions or strategic investments, including:

  .  the acquisition of rights to use dark fiber;

  .  the enhancement of our network to provide additional value-added services;
     and

  . the improvement of our network management, billing and other back-office services.

Item 6. Selected Consolidated Financial Data

  You should read the following discussion together with our consolidated financial statements and the notes to those statements included elsewhere in this document. The results shown in this document are not necessarily indicative of the results we will achieve in any future periods. This discussion contains forward-looking statements based upon our current expectations which involve risks and uncertainties. Our actual results could differ materially from those described in the forward-looking statements due to a number of factors, including those set forth in the section entitled "Risk Factors" and elsewhere in this document.

  The following selected consolidated financial information set forth below with respect to the Company's consolidated statements of operations for the period from inception (March 5, 1997) to December 31, 1997 and the years ended December 31, 1998 and 1999, and the consolidated balance sheet data as of December 31, 1997, 1998, and 1999 are derived from the consolidated financial statements of the Company audited by PricewaterhouseCoopers LLP, independent public accountants. The data set forth below should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K.

                                                        Period from inception
                                                           (March 5, 1997)
                                                               through                Year ended            Year ended
                                                          December 31, 1997       December 31, 1998     December 31, 1999
                                                        ----------------------    ------------------    ------------------
                                                                   (Dollars in thousands, except share and
                                                                              per share amounts)
Consolidated Statement of Operations Data:
Revenue................................................      $    22,708             $    63,611         $    89,556
Operating expenses:
  Splitrock network costs..............................            2,362                  32,912              87,398
  Legacy network costs.................................           25,804                  58,292              31,904
  Selling, general and administrative..................            1,276                   6,390              21,386
  Depreciation and amortization........................            3,500                  13,850              27,322
                                                             -----------             -----------         -----------
          Total operating expenses.....................           32,942                 111,444             168,010
                                                             -----------             -----------         -----------
Loss from operations...................................          (10,234)                (47,833)            (78,454)
Other income (expense):
  Interest income......................................              348                   5,393               7,714
  Interest expense.....................................             (235)                (15,390)            (32,581)
                                                             -----------             -----------         -----------
Loss before income taxes...............................          (10,121)                (57,830)           (103,321)
Provision for income taxes.............................               --                      --                  --
                                                             -----------             -----------         -----------
Net loss...............................................      $   (10,121)            $   (57,830)        $  (103,321)
                                                             ===========             ===========         ===========
Loss per share -- basic and diluted....................           $(0.42)                 $(1.30)             $(2.03)
                                                             ===========             ===========         ===========
Weighted average shares -- basic and diluted...........       24,109,823              44,388,948          50,866,855
                                                             ===========             ===========         ===========

                                                                                              As of
                                                                                          December 31,
                                                                                 ------------------------------
                                                                                   1997      1998       1999
                                                                                  -------  ---------  ---------
                                                                                     (Dollars in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents........................................................ $ 7,710  $ 28,330   $ 92,593
Unrestricted investments.........................................................      --   120,475      5,441
Restricted investments(1)........................................................   3,472    58,477     33,786
Property and equipment, net......................................................  38,504    73,899    120,863
Total assets.....................................................................  54,388   296,141    301,286
Long term debt and capital lease obligations (including current
  portion).......................................................................  25,120   275,581    298,410
Stockholders' equity (deficit)...................................................  20,407   (30,291)   (45,184)

__________

(1) As of December 31, 1997, restricted investments represented collateral to support an outstanding letter of credit. Restricted investments as of December 31, 1998, represented escrowed funds that, together with interest received thereon, will be sufficient to pay, when due, the first four semi-annual interest payments on the Senior Notes. As of December 31, 1999, restricted investments included $3.5 million held as collateral to support outstanding letters of credits with the remainder representing escrowed funds that, together with interest received thereon, will be sufficient to pay, when due in 2000, the next two semi-annual interest payments on the Senior Notes.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

  We are a facilities-based provider of advanced data communications services. We market our services to Internet service providers, telecommunications carriers and other businesses throughout the United States. Our services include an array of Internet access and data communications services delivered over our high capacity, facilities-based network. The combination of our existing broadband access network with our acquisition of significant fiber optic facilities positions us to deliver a broad range of end-to-end data communications services on our network, including:

  . dial and dedicated Internet access

  . Internet access for higher bandwidth services, such as digital subscriber line and cable modem

  . value-added services such as virtual Internet services, virtual private networks and web hosting

  . bandwidth leasing and colocation services.

  We were founded in March 1997. In July 1997, we acquired the existing legacy network infrastructure of Prodigy Communications Corporation, and agreed to build and operate a nationwide communications network and to provide network services for Prodigy's customers. We initially provided service to Prodigy's subscribers using Prodigy's legacy network. For locations outside the coverage area of the legacy network, we have used the AT&T Global Services network (formerly IBM's Internet Global Services Network). Since September 1997, we have deployed our broadband access network in metropolitan areas across the country. Over time, as more coverage became available on our access network, we decommissioned the Prodigy legacy network POPs and have substantially discontinued the use of the AT&T network.

  Our broadband access network, comprised of 339 installed POPs as of December 31, 1999, is managed and supported by its state-of-the-art network operations center in Houston, Texas. We have deployed asynchronous transfer mode (ATM) switches at every core, hub and remote POP of our network. This network architecture, called "ATM-to-the-EdgeTM," enables us to serve as a broad-based provider of data communications services through the creation of a platform that efficiently delivers multiple services, such as Internet access, virtual private networks and web hosting, across multiple protocols, including Internet Protocol, frame relay and ATM. The flexibility inherent to our network design allows us to expand our service offerings to provide fully integrated data, video and voice services. This flexibility also allows us to incorporate future technological innovations into our network architecture with a lower incremental investment than that required by other communications service providers with legacy systems that have separate networks for voice and data.

  Our network gives us a physical presence in all 50 states, and allows us to target 90% of U.S. businesses and 87% of U.S. households with a local call. In October 1999, we committed to purchase $64.1 million of dial access equipment to support our future access demand pursuant to an agreement with Nortel. The agreement also allows us to exchange our existing dial access modems with these recently introduced dial access modems which offer greater capacity and improved call reliability. We are currently in the process of switching out the old modems with the new modems. We expect the conversion to be fully complete by mid-year 2000.

  As part of our ongoing efforts to further expand and enhance our network and service offerings, we have agreed to acquire indefeasible rights to use four dark fiber strands in a state-of-the-art fiber optic network currently under construction by Level 3 Communications, LLC, with an option expiring April 26, 2000, to acquire indefeasible rights to use up to 12 additional fibers. This nationwide fiber network will cover approximately 15,000 route miles and will be delivered in segments that are expected to become available from the first quarter of 2000 through the first quarter of 2001. Combining this fiber optic backbone with our broadband access network positions us to:

  . deliver, on our own facilities, a broad array of end-to-end data communications services at the high level of quality and reliability increasingly demanded by customers

  . reduce significantly our network costs as a percentage of revenues as we substitute the acquired bandwidth for existing leased circuit arrangements with various telecommunications carriers

  . expand our service offerings by providing bandwidth leasing services on a stand alone basis or bundled with our other services

  .  increase the reliability and redundancy of our network

  .  increase the variety of service options and speeds available to customers

  In connection with the fiber optic network deployment, in October 1999, we committed to purchase a minimum of approximately $50 million of fiber optronics equipment, associated network management systems, and installation services from Nortel. The equipment and services are expected to be delivered through the next five quarters as the dark fiber network is available.

  In July 1998, we raised $261 million through the issuance of our 11 3/4% senior notes and warrants to purchase common stock, principally to finance capital expenditures related to the construction and installation of our broadband access network. In August 1999, we completed our initial public offering, which resulted in net proceeds of $88.4 million after deducting commissions and other fees and expenses. We are using the proceeds from the initial public offering to fund a portion of the fiber acquisition and to fund operational losses, working capital needs and certain other capital expenditures. In October 1999, a third party leasing company committed to provide lease financing to fund up to $122 million to significantly increase the capacity of our broadband access network and to purchase fiber optronics equipment and associated network management systems from Nortel.

  On February 11, 2000, we signed an amended and restated merger agreement with McLeodUSA. If the merger is completed as proposed, our shareholders will receive
0.5347 shares of McLeodUSA Class A common stock for each share of Splitrock common stock. Splitrock will become a wholly owned subsidiary of McLeodUSA if the proposed transaction closes. The transaction is expected to be completed at the end of the first quarter of 2000.

Revenues

  Currently, Splitrock provides Internet dial access and related services to Prodigy, which is the primary customer of Splitrock and one of the largest Internet service providers in the United States. Splitrock is currently Prodigy's primary provider of dial access services. Historically, Prodigy has accounted for substantially all of our revenues since our inception. We experienced a significant increase in Prodigy revenue as a result of Prodigy's subscriber growth particularly in the third quarter of 1999. Even with Prodigy's growth, we have reduced our concentration of Prodigy revenue by almost 27% through the expansion of our customer base. For the month ended December 31, 1999, Prodigy accounted for 73.2% of our revenue. For the years ended December 31, 1999 and 1998, Prodigy accounted for 85.5% and 99% of our revenues, respectively. While we expect revenues from Prodigy to decrease as a percentage of our total revenues in future periods, we believe that Prodigy will continue to account for a significant portion of our revenues.

  We provide network services, including Internet dial services and other network connections, to Prodigy in exchange for a monthly service charge. Since April 1998 through the year ended December 31, 1999, the service charge was calculated based on the total number of subscribers. The minimum monthly service charge is $4.0 million and will increase to $4.5 million on July 1, 2000. Effective January 1, 2000, the pricing formula for the services we provide to Prodigy was converted from a subscriber based arrangement to a fixed hourly fee for usage. The effect of this price change to our January revenue from Prodigy was a 2.9% reduction in Prodigy revenue, compared to what we would have received under the old formula,.

  As part of this amendment, the term of the contract was extended to December 31, 2001. After the initial term, either party may terminate the agreement upon 12 months prior written notice. If no notice is received, the term of the agreement is automatically extended for successive 12-month terms. Under the agreement, we are required, among other things, to provide Prodigy with financial and other information and to meet network performance standards. We are required to provide credits to Prodigy if we fail to meet these standards. Prodigy may terminate the agreement following a cure period if we fail to meet specified service level objectives or otherwise fail to comply with our agreement. Prodigy may also terminate the agreement during the initial term without cause by providing 12 months' prior written notice and paying a termination charge of $3.0 million.

  In addition to providing Internet dial access and related services to Prodigy, we provide Internet dial access, Internet dedicated services, virtual private network services (VPN) and virtual Internet services (VIS) to other customers. We launched our VIS to ISP customers in the third quarter of 1999. VIS is marketed to ISPs which desire to outsource certain back office and support functions, such as billing and customer service, in addition to Internet dial access services. The Company began billing its first VIS customer in the third quarter of 1999. We are currently building our first web hosting data center in Houston, Texas to offer web hosting services, and we plan to build three more over the next year. Revenues from these facilities are expected to commence in the first half of the year 2000, but we can not assure you that we will generate revenues from this new product line. We are focusing our current VPN efforts on dial VPN services for corporations with remote offices or business travel users. In future periods we expect to expand our VPN offerings to include dedicated access services such as frame relay and ATM.

  In January 2000, McLeodUSA contracted with us to purchase dial-up Internet access service. The term of the master services agreement is two years and provides for minimum revenue of $15.0 million over the two-year term.

  As segments of our fiber backbone are constructed, we plan to use the additional network capacity to offer bandwidth-leasing services. However, overcapacity could result from the construction of competing networks, technological advances, strategic alliances, or a decline in the growth rate of demand for bandwidth capacity. If this occurs, we could encounter significant pricing pressure, which could limit the amount we could competitively charge for these services.

  McLeodUSA also signed a letter of intent in January 2000, setting forth the principle terms of a proposed $90.0 million bandwidth agreement. The principle terms of this agreement will include:

  . a specified number of DS-3 capacity miles on the nationwide multi-conduit fiber optic communications system provided on a dark fiber basis to Splitrock by Level 3 Communications, and as further converted to lit fiber by Splitrock, for a specified amount per route mile;

  . twenty-year term subject to renewal consistent with any renewal term offered by Level 3 Communications to Splitrock on the dark fiber lease;

  . access and rights to interconnect for McLeodUSA at the Splitrock facilities and certain accommodations to additional access points;

  . optronics maintenance by Splitrock at least equal to maintenance Splitrock provides to itself and within industry standards;

  .  liquidated damages for certain delays.

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

  Increases in Splitrock network operating costs relate to the increase in our network facilities and line charges incurred in connection with the growth in total subscriber usage. As of December 31, 1999, we have substantially completed our broadband access platform and have 339 installed POPs.

  We are increasing our network operating expenditures to significantly expand our broadband access network and backbone capacity in anticipation of expected increases in dial access and other services. We may incur expenditures to increase our capacity to serve customers in advance of entering into new customer relationships.

  During the year 2000 we will be acquiring fiber segments and installing
equipment to utilize a 15,000 route mile fiber optic network.   In connection
with the installation of the fiber optic network, operating expenses related to these new facilities such as maintenance and colocation costs will increase. However, we expect our network operating costs to decrease as a percentage of revenues as we substitute our acquired fiber optic backbone network for existing leased circuit arrangements with various telecommunications carriers.

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

  Legacy network costs have declined throughout 1999. The largest component of our legacy network costs were paid to AT&T for usage incurred on their network (formerly IBM's Global Services Network). We have moved substantially all of the traffic from the AT&T network to the Splitrock network. In the first quarter of 2000, we plan to complete migrating all of the traffic from InfiNet's legacy network to our network. We do not expect to incur any significant legacy network costs in the future.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses consist of personnel and operating costs relating to executive management, accounting and finance, information systems, human resources, sales and marketing, customer support, network planning, development, and administrative employees. We expect our selling, general and administrative expenses to continue to increase in dollar amount and as a percentage of revenue in 2000 and 2001 principally due to the following factors:

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

  In 1999, we began to implement our distribution strategy by developing an in-house direct sales force. We intend to utilize our direct sales force to market our services directly to Internet service providers, carriers, value added service providers, and medium and large businesses. As of December 31, 1999 our sales and marketing staff totaled 75 professionals, the majority of which comprised the direct sales force. We are also utilizing alternate distribution channels, such as agents, resellers and wholesalers, to market our services. We cannot assure you that we will be successful in our marketing plan.

  In addition to the expanded sales force, we continued back-office expansion, including the continued implementation of a new customer care and billing system in the fourth quarter of 1999. During the quarter ended September 30, 1999 we completed the implementation of PeopleSoft's financial and human resource management information system.

  We leased 69,000 square feet of additional office space for our headquarter facility, which we began to occupy in August 1999. This office lease and related occupancy costs increased selling, general and administrative costs during 1999.

Depreciation and Amortization

  Depreciation and amortization expense consists primarily of depreciation of network equipment. We anticipate that our depreciation and amortization expenses will increase significantly as we deploy our fiber optic network and significantly expand the capacity of our broadband dial access network.

Interest Expense

  Interest expense represents interest on our 113/4% Senior Notes and interest at various rates on our capital leases. The lease arrangements we recently entered into, for the purchase of fiber optronics equipment and associated management systems, were recorded as capital leases and will result in a significant increase in our interest expense beginning in January of 2000.

Net Losses

  We have incurred net losses since our inception in March 1997. We anticipate that we will continue to incur net losses while we complete the construction and installation of our fiber optic network and expand our sales and marketing force. The extent to which we continue to incur net losses is largely dependent upon the timely deployment of the fiber optic network, the rate at which we can expand our customer and revenue base and our ability to maximize use of our nationwide network.

Results of Consolidated Operations

    The following table sets forth selected unaudited quarterly and audited partial year from inception and audited annual consolidated statements of operations data:

                                                                                             Period from
                                                                                              Inception
                                                                                           (March 5, 1997)
                                                   Three Months Ended (unaudited)              Through
                             ----------------------------------------------------------------------------  Year Ended   Year Ended
                             December 31,  March 31,     June 30,  September 30, December 31, December 31, December 31, December 31,
                                1998         1999         1999          1999         1999         1997         1998         1999
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
                                                    (Dollars in thousands, except share and per share amounts)
Consolidated
Statement of
Operations Data:
Revenue................       $  16,019    $  16,352    $  17,889    $  23,703    $  31,612    $  22,708    $  63,611    $  89,556
Operating expenses:
 Splitrock network
   costs...............          11,977       16,022       18,128       22,832       30,416        2,362       32,912       87,398
 Legacy Network
   costs...............          15,692       13,029        8,842        6,652        3,381       25,804       58,292       31,904
 Selling, general
   And administrative..           2,221        2,570        3,768        6,070        8,978        1,276        6,390       21,386
 Depreciation
   And amortization....           6,139        4,635        6,602        8,039        8,046        3,500       13,850       27,322
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
       Total
       Operating
       expenses........          36,029       36,256       37,340       43,593       50,821       32,942      111,444      168,010
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Loss from
  operations...........         (20,010)     (19,904)     (19,451)     (19,890)     (19,209)     (10,234)     (47,833)     (78,454)
Other income
 (expense):
 Interest
   income..............           2,546        2,604        1,731        2,001        1,378          348        5,393        7,714
 Interest
   expense.............          (8,254)      (8,191)      (8,155)      (8,125)      (8,110)        (235)     (15,390)     (32,581)
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Loss before
 income tax............         (25,718)     (25,491)     (25,875)     (26,014)     (25,941)     (10,121)     (57,830)    (103,321)
Provision for
 income tax............              --           --           --           --           --           --           --           --
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Net loss...............       $ (25,718)   $ (25,491)   $ (25,875)   $ (26,014)   $ (25,941)   $ (10,121)   $ (57,830)   $(103,321)
                              =========    =========    =========    =========    =========    =========    =========    =========
Other:
Unrealized net
   gain (loss) on
   securities..........            (298)        (242)        (140)         (11)         213           --           47         (180)
                              ---------    ---------    ---------    ---------    ---------    ---------    ---------    ---------
Comprehensive
  net loss.............       $ (26,016)   $ (25,733)   $ (26,015)   $ (26,025)   $ (25,728)   $ (10,121)   $ (57,783)   $ (103,501)
                              =========    =========    =========    =========    =========    =========    =========    =========
Net loss per
  share -- basic
  and diluted..........          $(0.55)      $(0.55)      $(0.55)      $(0.49)      $(0.46)      $(0.42)      $(1.30)      $(2.03)
                              =========    =========    =========    =========    =========    =========    =========    =========
Weighted average
shares -- basic
 and diluted...........      46,621,968   46,659,188   46,678,316   52,979,209   56,902,263   24,109,823   44,388,948   50,866,855
                             ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========
Other Data:
EBITDA(1)..............       $ (13,871)   $ (15,269)   $ (12,849)   $ (11,851)   $ (11,163)   $  (6,734)   $ (33,983)   $ (51,132)
                              =========    =========    =========    =========    =========    =========    =========    =========
Cash provided by
  (used in):
  Operating
    activities.........       $  (2,918)   $ (32,052)   $ (15,671)   $ (31,387)   $  (9,148)   $  (2,233)   $    (735)   $ (88,258)
  Investing
    activities.........        (148,717)      29,765        3,299       27,902       18,422      (17,198)    (169,512)      79,388
  Financing
    activities.........          (2,357)      (2,678)      (2,666)      86,702       (8,225)      27,141      190,867       73,133

_________
(1) EBITDA is defined as net loss plus net interest expense, provision for income taxes, depreciation and amortization.

  We effected a 0.563-for-1 reverse stock split of our common stock on July 12, 1999. All share and per share amounts presented here and in the consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Revenues. Revenues for the year ended December 31, 1999 totaled $89.6 million, an increase of $26.0 million from revenues of $63.6 million for the year ended December 31, 1998. This 40.8% increase was due to increased Prodigy revenue as a result of their subscriber growth and an increase in revenue from our expanding customer base.

  Splitrock Network Costs. Splitrock network costs for the year ended December 31, 1999 were $87.4 million compared to $32.9 million for the year ended December 31, 1998. This $54.5 million increase was due to the growth in the size of our network from 89 operational POPs as of December 31, 1998 to 339 POPs as of December 31, 1999 and an increase in minutes of traffic transported by our network. As a percentage of revenues, Splitrock network costs increased to 97.6% of revenue for the year ended December 31, 1999 from 51.7% of revenues for the year ended December 31, 1998.

  Legacy Network Costs. Legacy network costs for the year ended December 31, 1999 were $31.9 million compared to $58.3 million for the year ended December 31, 1998. This $26.4 million or 45.3% decrease was primarily attributable to a decrease in access charges incurred for use of the AT&T network, as a result of the expanded coverage becoming available on the Splitrock network and the migration of additional traffic from the legacy networks to the Splitrock network. As a percentage of revenues, legacy network costs decreased to 35.6% of revenue for the year ended December 31, 1999 from 91.6% of revenues for the year ended December 31, 1998.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the year ended December 31, 1999 were $21.4 million compared to $6.4 million for the year ended December 31, 1998. The majority of this increase was due to personnel costs incurred in building our direct sales force beginning in the second quarter of 1999 and the increase in personnel to support the growth in the size of our network. As a percentage of revenues, selling, general and administrative expenses increased to 23.9% of revenue for the year ended December 31, 1999 from 10.0% of revenues for the year ended December 31, 1998.

  Depreciation and Amortization. Depreciation and amortization was $27.3 million for the year ended December 31, 1999 compared to $13.9 million for the year ended December 31, 1998. This increase was due to the increase in equipment and facilities placed in service between the two periods.

  Interest Expense. Interest expense was $32.6 million for the year ended December 31, 1999, compared to $15.4 million for the year ended December 31, 1998. This increase is the result of our 113/4% Senior Notes issued at the end of July 1998 which, by comparison were outstanding for the full year of 1999.

  Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. Interest income was $7.7 million for the year ended December 31, 1999, compared to $5.4 million for the year ended December 31, 1998. This increase is due to the increase in the cash balances between the two periods. In August 1999, we raised net proceeds of $88.4 million through our initial public offering. The proceeds have been invested in short-term investments which began earning interest upon our receipt of the funds in the third quarter of 1999.

  Income Taxes. No provision for income taxes has been recognized because we had operating losses for both tax and financial reporting purposes in all periods. On December 31, 1999, we had approximately $71.8 million of gross deferred tax assets comprised primarily of net operating loss carryforwards. Given our history of operating losses, it is uncertain that we would realize these assets, and so we have provided a reserve to reduce the carrying value of the assets to zero. We will continue to assess the ability to realize the deferred tax assets based on actual and forecasted results.

Year Ended December 31, 1998 Compared to Period from Inception on March 5, 1997 through December 31, 1997

  From inception (March 5, 1997) through June 30, 1997, we had not yet begun deploying the Splitrock network nor had we consummated the Prodigy Agreement. As a result, we generated no revenue and incurred limited operating expenses prior to the third quarter of 1997. Thus, a comparison of operations for the year ended December 31, 1998 to the period from inception (March 5, 1997) through December 31, 1997, effectively results in a comparison of the twelve months ended December 31, 1998 to the six months ended December 31, 1997.

  Since inception, we have focused on building our broadband access network while maintaining and decommissioning, as appropriate, the Legacy Network. Through December 31, 1998, we had not focused on increasing sales, as the Splitrock network had not yet been completed. Prodigy represented our primary source of revenue during both 1997 and 1998. In the second quarter of 1998, we began efforts to raise capital to complete the build of the Splitrock broadband access network. On July 24, 1998, we issued and sold $261.0 million in senior notes and warrants to acquire 1,487,791 shares of common stock and began a campaign to recruit and employ the personnel necessary to complete, operate and maintain our network.

  To support our network, we have been adding employees. At the end of 1997 and 1998, respectively, we had 67 and 188 full time employees and contractors. Additionally, during 1998, we added a state of the art network operations center in The Woodlands, Texas.

Liquidity and Capital Resources

  Our operations have required funding of substantial operating losses and capital investment for the purchase of communications equipment and the design and development of our network.

  Since our inception, we have satisfied our cash requirements primarily through the issuance of equity or debt securities. As of December 31, 1999, we had raised approximately $386.6 million, including:

  . $34.9 million through private sales of our equity securities, including $18.0 million invested by our senior management and directors and $15.6 million invested by another major stockholder;

  .  $263.3 million through the issuance of debt; and

  .  $88.4 million in net proceeds from the Company's initial public offering.

  On August 6, 1999, we completed our initial public offering of 9,692,628 shares of our common stock at a price of $10.00 per share resulting in net proceeds of approximately $88.4 million after deducting the underwriting discount and other estimated fees and expenses payable by us. The underwriters purchased 692,628 of the shares from us pursuant to an over-allotment option. Additionally, 157,372 shares were sold by certain of our stockholders under the same over-allotment option and we did not receive any proceeds from the sale of those shares. We are using our net proceeds for capital expenditures, including:

  .  the acquisition of rights to use dark fiber;

  .  the enhancement of our network to provide additional value-added services;
     and

  . the improvement of our network management, billing and other back-office services.

  We are also using a portion of the net proceeds from the offering to fund operating losses, working capital requirements and other general corporate purposes.

  In addition we have incurred $63.2 million in equipment financing, primarily from equipment vendors and leasing companies. In October 1999, we entered into lease financing arrangements with a third party leasing company to fund up to $122.0 million of our purchase commitments with Nortel. These lease arrangements are structured as a capital leases.

  We expect our future liquidity and capital requirements to relate primarily to:

  .  the acquisition of rights to use dark fiber;

  .  capital expenditures;

  .  operating losses;

  .  debt service payments; and

  .  working capital and other corporate purposes.

  Net cash used in operating activities was $88.3 million during the year ended December 31, 1999. The net cash used in operating activities in this period was primarily attributable to the Company's net losses. Net cash used in operating activities was $0.7 million for the year ended December 31, 1998. During the year-ended December 31, 1998, the cash flow effect of net losses were largely offset by increases of $42.0 million in current liabilities due to the timing of payments for purchases to equipment vendors and accrued interest to bond holders.

  Net cash provided by investing activities during the year ended December 31, 1999 was $79.4 million. This consisted primarily of net proceeds of $114.8 million from the liquidation of unrestricted investments, $28.2 million net liquidation of restricted investments which were used to pay the interest on the senior notes, offset by $39.5 million used for purchases of property and equipment, the payment of a deposit of $11.2 million related to dark fiber acquisition agreement and approximately $12.9 million primarily for costs incurred in connection with the construction of our broadband access platform and other intangible costs. Net cash used in investing activities for the year ended December 31, 1998 was $169.5 million and consisted primarily of the purchase of unrestricted investments of $119.5 million and $45.3 million in equipment purchases.

  Net cash provided by financing activities for the year ended December 31, 1999 was $73.1 million and consisted primarily of $88.4 million in net proceeds from the Company's initial public offering offset primarily by principal payments on capital leases, $2.1 million paid to the holders of the Senior Notes, and the restriction of $3.5 million under credit agreements. This $2.1 million was paid to the bond holders in consideration of their consents and waivers of covenant provisions which allowed us to enter into the capital lease financing related to the purchase commitment with Nortel. Net cash provided by financing activities for the year ended December 31, 1998 was $190.9 million, which was derived primarily from the issuance of our senior notes, net of issuance costs and proceeds restricted to finance future interest payments.

  As of December 31, 1999, we had aggregate operating and capital lease payments of $29.2 million, $18.1 million, $17.3 million, $7.3 million and $5.8 million due in each of the next five years. We expect lease payments to increase in the year 2000 under the lease financing commitments obtained in October 1999 to expand the capacity of our broadband access network and for the related facilities and telecommunications equipment for our fiber optronic backbone.

  The principal amount of our 113/4% Senior Notes ($261.0 million) is payable in 2008 subject to early redemption upon the occurrence of a change of control, which would require the Company to tender an offer to repurchase all Senior Notes at a price equal to 101% of the principle plus accrued interest. The fair market value of these notes at December 31, 1999 was 92% of the principle amount. The proposed merger with McLeod would constitute a change in control. If the holders of our Senior Notes required us to redeem the notes, we would be required to record an extraordinary loss of approximately $14.0 million. Interest payments on the notes are due semi annually. Interest payments due on January 15, 2000 and July 15, 2000 are funded by certain of the proceeds, together with interest thereon, escrowed in connection with the issuance of the 113/4 Senior Notes to provide for the first four interest payments of the senior notes. The remaining escrow amounts for the last two payments are recorded as restricted investments at December 31, 1999. Beginning in year 2001, the interest payments will be funded from our cash and unrestricted investments.

  We have agreed to acquire indefeasible rights to use four dark fibers, with an option to use up to 12 additional fibers, in the fiber optic network under construction by Level 3. We are required to pay for the dark fiber in segments as they become available, which is expected to occur through the first quarter of 2001. If the option to purchase the additional 12 fibers is exercised in April 2000, the Company will be required to pay approximately $36.5 million upon exercise with the remaining amount to be paid as segments are accepted.

  Capital expenditures including purchases under capital lease agreements were $72.1 million and $50.1 million for the year ended December 31, 1999 and the year ended December 31, 1998, respectively.

  We estimate that our capital expenditures (including purchases anticipated to be funded with capital leases) for 2000, 2001 and 2002 will be approximately $252 million, $40 million and $93 million, respectively, including capital expenditures for:

  . the acquisition of rights to use four dark fiber strands and the related electronics necessary to transmit data over a portion of the fiber;

  . the enhancement of our network to provide additional value added services;
    and

  . the improvement of our network management, billing and other back office systems.

   As of December 31, 1999, we had an accumulated deficit of $171.3 million, cash and cash equivalents and unrestricted investments of $98.0 million, and restricted investments of $33.8 million.

   On January 6, 2000, independently of our definitive merger agreement with McLeodUSA, we entered into a $115 million secured revolving credit agreement with Citibank USA, Inc., the proceeds of which can be used for general working capital, a $15 million master services agreement with McLeod for Internet dial-access services and a $90 million letter of intent to sell bandwidth capacity to McLeodUSA. These agreements cannot be terminated in the event that the merger between us and McLeodUSA is not consummated unless Splitrock undergoes a change in control as defined in the credit agreement.

   The credit agreement will give us access to $115 million in staggered tranches available through March 31, 2001, on which date all amounts become due and payable. Citibank could declare the revolving loans immediately due and payable upon a change of control as defined in the agreement. The principal terms of the facility are described as follows:

   Availability. The availability under the facility is up to:

   . $20 million from March 1, 2000 to March 31, 2000

   . $55 million from April 1, 2000 to April 30, 2000

   . $85 million from May 1, 2000 to May 31, 2000

   . $105 million from June 1, 2000 to June 30, 2000

   . $115 million from July 1, 2000 to the maturity date of March 31, 2001

   Rates and Fees. Loans under the facility bear interest at:

   . prime plus 4% to July 6, 2000

   . prime plus 4.5% from July 7, 2000 to October 6, 2000

   . prime plus 5% from October 7, 2000

   The commitment fee is 1.25% of undrawn amounts. Splitrock is required to pay an arrangement fee of $100,000 and an administration fee of $10,000, in addition to reimbursing Citicorp's out-of-pocket expenses.

   Prepayment. Splitrock may at its option prepay any borrowings at par at any time. Mandatory prepayments are required on a basis consistent with the terms of the Indenture for the Splitrock 11 3/4% Senior Notes due 2008.

   Security. Up to $75 million of the facility is secured by a guarantee by a newly formed subsidiary of Splitrock, a pledge of the stock of this subsidiary and a security agreement covering substantially all of the available assets of Splitrock.

   Covenants. The covenants in the credit agreement in large part mirror the covenants contained in the Indenture for Splitrock's 11 3/4% Senior Notes due 2008.

   Splitrock will provide wholesale Internet dial-access services to McLeod over a 2-year term for a minimum of $15 million under the master services agreement. Payments will not be due until borrowings under the credit agreement are fully utilized, but no later than December 31, 2000.

   Under the bandwidth capacity letter of intent, Splitrock and McLeod will execute a definitive agreement to provide McLeod with capacity on Splitrock's fiber network over a twenty year term for total consideration of $90 million. The purchase price will not be payable until borrowings under the credit agreement with Citibank and payments under the dial access services agreement are fully utilized, but no later than March 31, 2001.

  We currently anticipate that our available cash resources should be sufficient to meet our anticipated cash needs for the reasonable foreseeable future. However, we cannot assure you that our financial resources will be adequate to fund all of our anticipated or unanticipated losses, working capital requirements and capital expenditures during this period. We intend to finance additional cash requirements by raising additional funds through the issuance of equity or debt securities, vendor financing, bank financing, strategic relationships or some combination of the foregoing. The terms of our debt securities restrict our ability to incur indebtedness, create liens, and make dividend payments and investments, and may make it more difficult for us to raise the capital we will need to fully implement our business plan.

  We cannot assure you that the additional financing we will need, will be available on terms acceptable to us, or at all. If we are unable to obtain the funds necessary to finance our expected capital requirements, we may have to revise our business plans and this may materially and adversely affect our financial condition, results of operations and filing. Furthermore, any additional equity financing may be dilutive to stockholders, and debt financing, if available, may involve restrictive covenants and significant interest expense.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

  Our Short-Term Investments. As of December 31, 1999, we had unrestricted short-term investments of $5.4 million and restricted short-term investments of $33.6 million. These short-term investments are highly liquid investments with original maturities at the date of purchase of between three and twelve months and consist primarily of money market funds and high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes. We value these investments at fair market value. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10% from levels at December 31, 1999 would cause the fair value of these short-term investments to decline by an immaterial amount. We have the ability to hold these investments until maturity, and therefore would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income, especially from money market funds whose rates change on a daily basis.

  Our Long-Term Investments. As of December 31, 1999, we maintained restricted long-term investments totaling $0.1 million in connection with our 113/4% Senior Notes due 2008. These long-term investments consist of high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes, all of which are considered liquid and available for sale. These securities will not be held to maturity. A hypothetical increase in market interest rates by 10% from levels at December 31, 1999 would cause the fair value of these securities to decline by an immaterial amount.

  Outstanding Debt. As of December 31, 1999, the carrying value of our outstanding senior notes was approximately $258.4 million at a fixed interest rate of 113/4%. In certain circumstances, we may redeem this long-term debt. Because the interest rates on these instruments are fixed, a hypothetical 10% decrease in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

Item 8. Financial Statements and Supplementary Data

  The consolidated financial statements required in response to this section are submitted as part of Item 14 of this report and can be found beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  Not applicable.

                                   PART III

Item 10. Directors and Executive Officers

  Our directors and executive officers are as follows:

             Name                 Age      Principal Position With the Company
------------------------------    ---    ---------------------------------------
Kwok Li.......................     42    Chairman of the Board of Directors and
                                         Chief Technical Officer
William R. Wilson.............     52    President, Chief Executive Officer and
                                         Director
J. Robert Fugate..............     39    Executive Vice President and
                                         Chief Financial Officer
David M. Boatner..............     51    Executive Vice President and Chief
                                         Marketing Officer
Jorge L. Rosado...............     48    Senior Vice President of Operations and
                                         Development
Todd W. Wilkens...............     33    Senior Vice President of Engineering
Patrick J. McGettigan, Jr.....     47    Senior Vice President, Secretary and
                                         General Counsel
Roy A. Wilkens................     57    Director
Marshall C. Turner............     58    Director
James M. Nakfoor..............     36    Director

  Kwok Li has served as a Chairman of the Board since July 1997 and has served as Chief Technical Officer of Splitrock since April 1998. Mr. Li is a co-founder of Splitrock. Mr. Li has also been the Chairman and managing member of Linsang since July 1997. Linsang is a technology investment company in which Mr. Li owns a controlling interest. Mr. Li was a director of Yurie Systems, an ATM switch manufacturer, from 1995 until the consummation of the sale of Yurie to Lucent in 1998. Mr. Li also served as Vice Chairman of Yurie from June 1997 until its sale to Lucent, as President and Chief Operating Officer of Yurie from March 1996 to June 1997, and as Executive Vice President and Chief Technical Officer of Yurie from August 1994 through March 1996. From 1991 to 1994, Mr. Li was Director of Strategic Planning at WilTel, an interexchange carrier. From 1988 to 1991, he was Manager of Fiber Access Systems Development for Bell Northern Research, Inc., a subsidiary conducting technological research and development for Northern Telecom Limited. Mr. Li is the primary technical architect of the Lucent AC120 switch technology. Mr. Li received a B.E.S. in electrical engineering from The Johns Hopkins University in 1979.

  William R. Wilson has served as President of Splitrock since its inception and as Chief Executive Officer since April 1998. Mr. Wilson is a co-founder of Splitrock. Prior to assuming his position at Splitrock, Mr. Wilson was the Chief Executive Officer of OneLine Management, a telecommunications consulting firm specializing in strategic positioning founded by Mr. Wilson in 1995. In that capacity, Mr. Wilson advised Carso and Telmex on strategic matters. From 1988 to 1995, Mr. Wilson was Vice President of Strategic Planning at WilTel, an interexchange carrier. Previously, Mr. Wilson taught at Rice University, The University of Texas at Austin, and The University of Michigan. Mr. Wilson holds a Ph.D. in Social Psychology from The University of Michigan and an MBA from The University of Texas at Austin.

  J. Robert Fugate joined Splitrock as Executive Vice President and Chief Financial Officer in March 1999. From 1997 to 1999, Mr. Fugate served as Executive Vice President and Chief Financial Officer of Fuego Technology Corporation, a privately held software development company based in Dallas, Texas. From 1996 to 1997 Mr. Fugate was Vice President, Corporate Development for General Wireless Inc., a private Dallas-based company with licenses to develop personal communications services. In addition, Mr. Fugate served as Senior Vice President, Finance and Chief Financial Officer of Mobile Telecommunication Technologies Corp. (since renamed SkyTel Communications, Inc.) from 1988 to 1996, a publicly traded nationwide and international provider of personal messaging services. Mr. Fugate received an MBA from Harvard University and a BBA from The University of Mississippi.

  David M. Boatner joined Splitrock in March 1999 as Executive Vice President and Chief Marketing Officer. Prior to joining Splitrock, Mr. Boatner was the President of Business Services for McLeodUSA, an integrated telecommunications provider in the Midwest. At McLeodUSA, Mr. Boatner was responsible for sales, marketing and customer support for all business subscribers. From January 1995 to February 1996, Mr. Boatner served as Regional Vice President of Sales for LDDS-WorldCom, a telecommunication provider, where he was responsible for business telecommunications sales in the central, southwest and western US. In December 1985, Mr. Boatner was employed as Vice President of Sales for Wiltel until Wiltel was acquired by LDDS-WorldCom in 1995. In this capacity he managed the nationwide data and long distance sales for Wiltel. Prior to joining Wiltel, Mr. Boatner held numerous sales and marketing positions at Southwestern Bell and AT&T.

  Jorge L. Rosado joined Splitrock in October 1999 and assumed the position of Senior Vice President of Operations and Development in December 1999. From 1995 to 1999, Mr. Rosado served as Vice President of Operations and Planning for GridNet International, a start-up Internet services company (later purchased by MCI Worldcom, a telecommunications provider), where he was one of the founding officers. During this tenure Mr. Rosado was instrumental in the planning, deployment and installation of the Gridnet network leveraging the WCOM infrastructure. From 1987 to 1995, he held positions at Integrated Communication Systems, a professional services company, where he served as General Manager of Enhanced Network Services (ENS). In this role he was responsible for the development, delivery and support of ENS under contract to BellSouth Telecommunications and Vice President of Operations. Also in this capacity, Mr. Rosado established an organization to manage and support outsourced engineering and management of newly developed voice and data network services. Previously, Mr. Rosado held numerous key management roles in operations and network planning for Southern Bell Telephone. He received his B.S. in Electrical Engineering from Florida Atlantic University.

  Todd Wilkens has served as Vice President of Engineering of Splitrock since July 1997 and as Senior Vice President since April 1999. From 1996 to 1997, Mr. Wilkens was Vice President, Engineering and Operations, at GridNet International, a start-up Internet services company (later purchased by MCI Worldcom, a telecommunications provider), where he helped GridNet, a start-up Internet services company, implement a nationwide frame relay/ATM network. From 1994 to 1996, Mr. Wilkens was Manager, Advanced Products Support, at MCI WorldCom where he helped build the Internet Support Organization which specialized in building and operating Internet service provider backbones. Prior to that, Mr. Wilkens supported offshore communications in the Gulf of Mexico for Conoco/Dupont. Mr. Wilkens holds a B.S.E.E. from Oklahoma State University. Mr. Wilkens is the son of Roy A. Wilkens, a director of Splitrock.

  Patrick J. McGettigan, Jr., has served as General Counsel of Splitrock since September 1997, as Secretary since March 1998, and as Senior Vice President since April 1998. Prior to joining Splitrock, Mr. McGettigan was in the private practice of law, having been a partner in the firm he founded in the early 1980s. Mr. McGettigan served as outside counsel to Splitrock when it was formed in March 1997. Mr. McGettigan received a Bachelor of Arts degree from The University of Texas and his JD degree from South Texas College of Law, and is a member of the State Bar of Texas.

  Roy A. Wilkens has served as a director of Splitrock since April 1998. Mr. Wilkens was President of The Williams Pipeline Company, an interstate national gas pipeline company, when he founded WilTel Network Services as an operating unit of The Williams Companies, Inc. in 1985. He was Founder/Chief Executive Officer of WilTel Network Services from 1985 to 1997. In 1995, WilTel Network Services was acquired by LDDS Communications, which now operates under the name MCI WorldCom. Mr. Wilkens served as Vice Chairman of MCI WorldCom until his retirement in 1997. In 1992, Mr. Wilkens was appointed by President George Bush to the National Security Telecommunications Advisory Council. He has also served as chairman of both the Competitive Telecommunications Association (CompTel) and the National Telecommunications Network. Mr. Wilkens is a member of the board of directors of Paging Network, Inc., UniDial Inc., Invensys Corporation Inc., and Qwest. Mr. Wilkens is the father of Todd Wilkens, the Company's Vice President of Engineering.

  Marshall C. Turner joined Splitrock's board of directors in April 1999. Mr. Turner is an independent consultant and technology venture investor. From 1981 through 1998, Mr. Turner was General Partner of Taylor & Turner Associates, Ltd., which itself was a general partner of several venture capital partnerships. Mr. Turner has been a venture capital principal or operating executive in technology industries for 25 years. He is a director of the Alliance Technology Fund, Inc., DuPont Photomasks, Inc., and four privately-held companies, including Linsang, one of our largest shareholders. In June 1999, Mr. Turner was appointed as interim Chief Executive Officer and Chairman of the Board of DuPont Photomasks, Inc. Mr. Turner is also Vice Chairman of the Smithsonian Museum of Natural History, a director of the PBS Enterprises, Inc., and director of the George Lucas Educational Foundation. Mr. Turner received B.S. and M.S. degrees in Mechanical Engineering and Product Design from Stanford University and an M.B.A. from Harvard University.

  James M. Nakfoor joined Splitrock's board of directors in April 1999. Since 1991, Mr. Nakfoor has served as Vice President of Securities Trading for Inversora Bursatil, S.A. de C.V., a wholly-owned subsidiary of Grupo Financiero Inbursa, S.A. de C.V., which is engaged in the securities brokerage, investment banking and money management business in Mexico. Grupo Financiero, which is affiliated with Carso Global Telecom, is a Mexican financial group whose businesses include banking, brokerage, insurance, leasing, factoring and other financial services. Since September 1997, Mr. Nakfoor has been a member of the Board of Directors of Prodigy Communication Corporation. Mr. Nakfoor holds a B.A. degree in Economics and an M.B.A. degree from The University of Texas at Austin.

Board of Directors

  Our board of directors is divided into three classes. Each class consists of up to two directors elected for staggered, three-year terms.


            Directors whose                  Directors                Directors whose
          terms expire in 2000       whose terms expire in 2001     terms expire in 2002
----------------------------------------------------------------------------------------
            Marshall C. Turner             William R. Wilson             Kwok Li
                                            Roy A. Wilkens          James M. Nakfoor

Committees of the Board of Directors

  Our board has standing audit and compensation committees. The compensation committee currently consists of Kwok Li, William R. Wilson and Roy A. Wilkens, although membership may be changed to consist solely of non-employee directors. The audit committee members are Roy A. Wilkens, Marshall C. Turner and James M. Nakfoor.

Item 11. Executive Compensation

  The following table sets forth certain information regarding the compensation earned by or awarded to the chief executive officer of the Company and certain other executive officers of the Company during the period from inception (March 5, 1997) through Dec. 31, 1997 and for the years ended December 31, 1998 and 1999.

Summary Compensation Table

                                                            Annual Compensation                     Long-Term
                                              -------------------------------------------------    Compensation
                                                                                                      Awards
                                                                                                    -----------
                                                                                      Other         Securities
                                                                                      Annual        Underlying
Name and Principal Position                   Year      Salary($)     Bonus ($)    Compensation($)   Options(#)
-------------------------------------------   ----     ----------    ----------   ----------------  -----------
Kwok Li, Chairman of the Board and
  Chief Technical Officer..................   1999            --             --            --
                                              1998            --             --            --               --
                                              1997            --             --       $10,600(1)            --
William R. Wilson, President and Chief
  Executive Officer........................   1999      $198,691       $150,000            --               --
                                              1998       151,440                           --               --
                                              1997        62,980                      $16,400(1)            --
J. Robert Fugate, Executive Vice
  President and Chief Financial Officer....   1999      $144,180       $129,375            --          250,000

David M. Boatner, Executive Vice
  President and Chief Marketing Officer....   1999      $146,904       $147,917            --          325,000

Todd W. Wilkens, Senior Vice President
  of Engineering...........................   1999      $163,588       $100,000            --           37,000
                                              1998      $125,225             --       $10,000               --
                                              1997      $ 84,330             --       $10,000          563,000
Patrick J. McGettigan, Jr., Senior Vice
  President, Secretary and General
  Counsel(2)...............................   1999      $178,500       $105,000            --          109,250
                                              1998       150,833             --            --               --
                                              1997        46,933       $ 65,000            --          140,750

__________
  (1) The compensation for services rendered was paid in the form of shares of Common Stock in May 1997.
  (2) Mr. McGettigan became an employee of the Company in September 1997. Prior to being employed by the Company, Mr. McGettigan performed legal services on behalf of the Company. In 1997, Mr. McGettigan's former law firm received approximately $18,000 from the Company.

Option Grants In Fiscal Year 1999

  The following table shows information with respect to grants of stock options to each of the named executive officers during the year ended December 31, 1999. No stock appreciation rights were granted in the year ended December 31, 1999.

                                                                                                             Potential Realizable
                                                                                                              Value at Assumed
                                            Individual Grants                                            Annual Rates of Stock Price
-------------------------------------------------------------------------------------------------
                                                                                                        Appreciation for Option Term
                                                                                                      ------------------------------


                                                    % Total Options
                            Number of Securities      Granted to
                              Underlying Options      Employees      Exercise Price      Expiration
    Name                         Granted (# )       In Fiscal Year        ($/sh)            Date              5%          10%
-------------------         --------------------   ---------------   --------------   -----------------   ----------   ----------
Kwok Li                                   --                --              --               --                   --           --
William R. Wilson                         --                --              --               --                   --           --
J. Robert Fugate                     197,050               6.4%         $ 9.77         March 21, 2009     $1,210,734   $1,360,064
                                      52,950               1.7%         $10.00         August 3, 2009     $  333,000   $  374,071
David M. Boatner                     225,200               7.3%         $ 9.77        February 28, 2009   $1,383,696   $1,554,358
                                      99,800               3.2%         $10.00         August 3, 2009     $  627,637   $  705,048
Todd W. Wilkens                       37,000               1.2%         $10.00         August 3, 2009     $  232,691   $  261,391
Patrick J. McGettigan, Jr.           109,250               3.5%         $10.00         August 3, 2009     $  687,067   $  771,809

Aggregated Option Exercises and Fiscal Year-End Option Values

  The following table sets forth information for each Named Executive Officer concerning the exercise of options during fiscal year 1999, the number of securities underlying unexercised options at the 1999 year-end and the year-end value of all unexercised in-the-money options held by such individuals. There were no stock appreciation rights outstanding in 1999.

                                                                  Number of Securities
                                                                 Underlying Unexercised       Value of Unexercised
                                                                    Options Held at           In-the-Money Options
                                                                   December 31, 1999       at December 31, 1999(2)($)
                              Shares Acquired      Value       --------------------------  --------------------------
                               Or Exercised    Realized(1)($)  Exercisable  Unexercisable  Exercisable  Unexercisable
                              ---------------  --------------  -----------  -------------  -----------  -------------
Kwok Li                               --               --             --             --             --            --
William R. Wilson                     --               --             --             --             --            --
J. Robert Fugate                      --               --             --        250,000             --    $2,514,072
David M. Boatner                      --               --             --        325,000             --    $3,261,171
Todd W. Wilkens                       --               --        340,150        259,850     $6,382,915    $4,547,155
Patrick J. McGettigan, Jr.        25,000         $222,250         67,895        157,105     $1,274,050    $2,445,968

__________

(1) Represents the difference between the exercise price and the closing price of our common stock on The Nasdaq Stock Market on the date of exercise.
(2) Represents the difference between the exercise price and the closing price of our common stock on The Nasdaq Stock Market on December 31, 1999.

Employment Agreements

  We have entered into employment agreements with Messrs. Wilson, Boatner and Fugate.

  Under Mr. Wilson's employment agreement, which terminates on March 15, 2002,he is entitled to receive an annual base salary of $150,000, subject to adjustment by the board of directors or the Compensation Committee. The board adjusted Mr. Wilson's annual salary to $200,000 as of January 1, 1999. If Mr. Wilson's employment is terminated upon his death or disability or by us without cause, then he is entitled to continue to receive his base salary through the remaining term of the agreement. The agreement further provides that Mr. Wilson may engage in other business endeavors without violating any of provisions of the agreement.

  Under Mr. Boatner's employment agreement, which terminates on February 28, 2001, he is entitled to receive an annual base salary of $175,000. Mr. Boatner also received a signing bonus of $75,000 and was granted options to acquire 225,200 shares of our common stock at an exercise price of $9.77 per share. These options vest in four equal annual installments beginning on March 1, 2000. If we terminate Mr. Boatner's employment without cause, then he is entitled to continue to receive his base salary through the remaining term of his agreement.

  Under Mr. Fugate's employment agreement, which terminates on March 21, 2001, he is entitled to an annual base salary of $185,000. Mr. Fugate also received a signing bonus of $50,000 and was granted options to purchase 197,050 shares of our common stock at an exercise price of $9.77 per share. These options vest in four equal annual installments beginning on March 21, 2000. If we terminate Mr. Fugate's employment without cause, then he is entitled to continue to receive his base salary for 12 months following termination, if his employment is terminated before March 21, 2000, or for six months following termination, if his employment is terminated after March 21, 2000.

Stock Incentive Plans

  Our 1999 stock incentive plan became effective on July 1, 1999 and replaced the 1997 incentive share plan discussed below. The purpose of both stock incentive plans is to strengthen our company by providing an incentive to our employees, officers, consultants, directors and advisors through the granting or awarding of incentive and nonqualified stock options, stock appreciation and dividend equivalent rights, restricted stock, performance units, performance shares, share awards and phantom stock awards, thereby encouraging these individuals to devote their abilities and energies to our success.

  The 1999 stock incentive plan is administered by our board of directors and could be administered by a committee of the board consisting of non-employee directors or our President authorized by the board to grant options or awards to eligible persons who are not executive officers. Under the 1999 stock incentive plan, the board or the committee administering the plan has the authority to, among other things:

  . select the employees to whom stock options and other incentive awards will be granted;

  . determine the type, size and the terms and conditions of stock options and other incentive awards; and

  . establish the terms for treatment of stock options and other incentive awards upon a termination of employment.

  We have authorized shares of common stock for issuance under the 1999 stock incentive plan for the grant of stock options and other incentive awards to eligible individuals. The 1999 stock incentive plan will terminate on June 30, 2009. The board of directors will be able to at any time and from time to time amend or terminate the 1999 stock incentive plan; provided, however, that, to the extent necessary under applicable law, no such change will be effective without the requisite approval of our stockholders. In addition, no such change will alter or adversely impair any rights or obligations under any stock options and other incentive awards previously granted, except with the written consent of the grantee.

  Options under the plans have a term of ten years and are generally granted with an exercise price equivalent to fair market value at the date of grant. Individual option grants vest over time, based upon a schedule approved by our board of directors, which is generally four years. All of our common stock options vest automatically upon a change in control, as defined in the plan documents.

  Our 1997 incentive share plan became effective on June 16, 1997. On April 1, 1998, our board of directors approved and adopted an amendment and restatement of the plan which was subsequently approved and adopted by our stockholders on April 27, 1998. While other types of awards were permitted under the plan, we only granted non-qualified stock options under the 1997 plan. Options under the 1997 plan have a term of ten years and were generally granted with an exercise price equivalent to fair market value at the date of grant. Individual option grants vest over time, based upon a schedule approved by our board of directors, which was generally four years. All of our common stock options vest automatically upon a change in control, as defined in the 1997 plan. Our compensation committee administered the 1997 plan. As of December 31, 1999, options for 2,616,788 shares granted under the 1997 plan remained outstanding. We do not expect to make any further grants or awards under the 1997 plan.

Director Compensation

  The directors of the Company who are not also employees of the Company are entitled to receive an annual fee of $10,000 and a fee of $500 for attending each committee meeting not held on the same date as a regular meeting of directors, plus reimbursement for reasonable expenses incurred in conjunction with attending meetings. The Company did not make any cash compensation payments to the Directors in 1999, except for reimbursement of reasonable expenses incurred in conjunction with attending meetings. Directors are also eligible for grants of awards under the Plan.

  On May 28, 1998, each of the three outside directors was granted options to purchase 45,040 shares of the Common Stock at $1.95 per share, with options to purchase 11,260 of such shares vesting on each of the first four anniversaries of the date of grant. On April 22, 1999, our board accelerated the vesting of 11,260 of Mr. Salameh's options otherwise due to vest on May 28, 1999 as a result of his service on the board. On April 22, 1999, we granted each of our new outside directors options to purchase 45,040 shares of common stock at $9.77 per share, with options to purchase 11,260 shares vesting on each of the first four anniversaries of the date of grant.

Compensation Committee Interlocks and Insider Participation

  In 1999, a compensation committee consisting of Kwok Li, William R. Wilson and Roy Wilkens, determined the compensation of our executive officers consistent with guidelines established by the board of directors. Mr. Li and Mr. Wilson are executive officers of Splitrock.

  Samer Salameh, a member of our board of directors until April 1999, is chairman of the board of directors of Prodigy, our principal customer, and James
M. Nakfoor, a current member of our board of directors, has been a member of Prodigy's board of directors and its compensation committee since September 1997. We have entered into an agreement to provide network services to Prodigy for its subscribers in exchange for a monthly service charge. During the fiscal year ended December 31, 1999, we received approximately $76.6 million in revenues from Prodigy.

Excise Tax Agreements Related to the Merger

     In January, 2000, we entered into excise tax agreements with Mssrs. Fugate, Boatner, McGettigan, Rosado and Todd Wilkens, each of whom may be subject to excise tax under Section 280G of the Internal Revenue Code of 1986, as amended, as a result of the merger. Under the excise tax agreements, if any amount payable to any of these individuals is a "parachute payment" within the meaning of the Code and is subject to the excise tax imposed on such parachute payments, Splitrock will make an additional payment to the executive officer or director. The additional payment will be equal to the amount of the excise tax payable by the individual plus any income and excise taxes payable by the individual with respect to this additional payment. We may also enter into excise tax agreements with Mssrs. Wilson, Turner, Nakfoor, Roy Wilkens, and the other employees of Splitrock who may be subject to the same excise tax.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The following beneficial ownership table sets forth information regarding beneficial ownership of Splitrock common stock as of February 1, 2000 by:

    . each person or entity who is known to Splitrock to own beneficially more than 5% of the Splitrock common stock
    .    each director of Splitrock
    . the chief executive officer and four other most highly compensated officers of Splitrock
    .    all of the executive officers and directors of Splitrock as a group

  Under the Exchange Act, a person is deemed to be a ``beneficial owner'' of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days. More than one person may be deemed to be a beneficial owner of the same securities. The percentage ownership of each stockholder is calculated based on the total number of outstanding shares of common stock as of the record date plus those shares of common stock that the stockholder has the right to acquire within 60 days. Consequently, the denominator for calculating the percentage ownership may be different for each stockholder.

  The table is based upon information supplied by the directors and executive officers. Unless otherwise indicated in the footnotes to the table, each of the stockholders listed has sole voting and dispositive power with respect to the shares shown as beneficially owned. The number of shares includes shares of common stock that the individuals named in the table have the right to acquire within 60 days from the record date upon exercise of options and warrants.


                                                                         Beneficially Owned Securities
                                                                         Number of Shares Beneficially
                                                                                Owned Includes
                                                           Total Number    _________________________     Percentage
                                                            of shares      Securities     Securities      Of Shares
                                                           Beneficially    Underlying     Underlying    Beneficially
                                                              Owned         Warrants        Options         Owned
                                                           ------------  --------------  -------------  -------------
       Kwok Li...........................................    21,561,543          62,704             --          37.8%
       Linsang Partners, LLC.............................    15,425,848          62,704             --          26.9%
        8301 Professional Drive
        Landover, MD  20785
       William R. Wilson.................................     9,439,600              --             --          16.6%
       Roy A. Wilkens....................................       309,650              --         11,260              *
       Marshall C. Turner................................        28,150              --             --              *
       Patrick J. McGettigan.............................        68,895              --         67,895              *
       James M. Nakfoor..................................            --              --             --              *
       Todd W. Wilkens...................................       377,840              --        375,340              *
       David M. Boatner..................................        56,300              --         56,300              *
       Jorge Rosado......................................         1,000              --             --              *
       J. Robert Fugate..................................        50,263              --         50,263              *
       Carso Global Telecom S.A.de C.V. de C.V...........    14,075,000              --             --          24.7%
        Insurgentes Str #3500
        Col. Pena Pobre
        Mexico, D.F. 14060
       Directors and executive officers as a
        group (10 people)................................    31,893,241          62,704        561,058          35.9%

________________* Less than 1%.

    The shares beneficially owned by Mr. Li include 144,700 shares owned by his spouse, 30,402 shares owned by his minor children, and 15,425,848 shares owned beneficially and of record by Linsang, a limited liability company controlled by Mr. Li, and members of his family.

  The shares beneficially owned by Linsang include 62,704 shares issuable upon exercise of warrants included as part of the units purchased by Linsang in the senior notes offering.

  The shares beneficially owned by Mr. Nakfoor exclude stock owned by Carso Global Telecom, S.A. de C.V. Carso Global is an affiliate of Grupo Financiero Inbursa, S.A. de C.V. and Mr. Nakfoor is a Vice President of Inbursa. Mr. Carlos Slim Helu, a Mexican citizen, and members of his immediate family, directly and through their ownership of a majority of the voting and economic interests in two trusts, own a majority of the outstanding voting equity securities of Carso Global.

  The shares beneficially owned by Mr. Wilkens are held by Mr. Wilkens and Sandra L. Wilkens jointly. These shares exclude 377,840 shares attributable to vested options beneficially owned by Mr. Wilkens' son and 152,010 shares owned by other family members of Mr. Wilkens.

    The shares beneficially owned by Mr. Turner do not include shares beneficially owned by Linsang, of which Mr. Turner is a director.

Change in Control

  Splitrock entered into an amended and restated agreement and plan of merger, dated as of February 11, 2000, with McLeodUSA and its wholly-owned subsidiary, Southside Acquisition Corporation. The merger agreement provides for two distinct but related transactions:

  . a holding company reorganization, in which Splitrock Merger Sub, Inc., a wholly owned subsidiary of Splitrock Holdings, Inc., will merge with and into Splitrock Services, Inc. and Splitrock Services will become a wholly owned subsidiary of Splitrock Holdings, Inc.; and

  . a merger in which Splitrock Holdings will become a wholly owned subsidiary of McLeodUSA.

  As a result of the reorganization and the merger, each share of Splitrock common stock, including the warrant shares offered in this registration statement, will be converted into the right to receive 0.5347 of a share of McLeodUSA Class A Common Stock. The reorganization and the merger are intended to be tax-free to the stockholders of Splitrock. Holders of Splitrock's common stock will vote on a proposal to approve the merger agreement at a meeting to be held on March 30, 2000. Stockholders of Splitrock holding approximately 52.3% of the outstanding shares of Splitrock common stock have agreed to vote in favor of the approval of the merger agreement.

Item 13. Certain Relationships and Related Transactions

  In September 1997, Orient Star, a wholly owned subsidiary of Carso Global, purchased 11.3 million shares of our common stock for $12.5 million. Orient Star subsequently acquired, pursuant to an option, an additional 2.8 million shares for $3.1 million and merged into Carso Global. Carso Global held approximately 24.7% of our outstanding common stock at December 31, 1999. Samer Salameh, the Chairman of Prodigy, an affiliate of Carso Global, was a member of our board of directors from April 1998 to April 1999, when he was succeeded on the board of directors by James Nakfoor, another director of Prodigy. In July 1999, Samer Salameh, exercised in full a stock option previously granted to him and purchased 11,260 shares of our common stock for $.02 million. Mr. Nakfoor is Vice President of another Carso Global affiliate, Inversora Bursatil, S.A. de C.V., a wholly-owned subsidiary of Grupo Financiero Inbursa, S.A. de C.V. Carso Global is a controlling stockholder of Prodigy and an affiliate of Telefonos de Mexico. We are currently testing connectivity between our network and Telmex's network in anticipation of possible future business relationships. As a result of Mr. Nakfoor's relationships with Carso Global and Prodigy, conflicts of interest may arise, including conflicts relating to potential corporate opportunities. If any conflict arises, we anticipate that the non-interested members of the board of directors will pass on the appropriateness of any particular matter.

  In August 1999, Clark McLeod, Chief Executive Officer of McLeodUSA, exercised in full a stock option previously granted to him and purchased 11,260 shares of our common stock for $.02 million. Mr. McLeod was a member of our board of directors from May 1998 to May 1999. We have signed a merger agreement with McLeodUSA.

  On August 6, 1999, we completed our initial public offering of 9,692,628 shares of our common stock at a price of $10.00 per share resulting in net proceeds of approximately $88.4 million after deducting the underwriting discount and other estimated fees and expenses payable by us. The underwriters purchased 692,628 of the shares from us pursuant to an over-allotment option.

Additionally, 157,372 shares were sold by certain of our stockholders, including William R. Wilson and Patrick J. McGettigan, under the same over-allotment option and we did not receive any proceeds from the sale of those shares.

  In January 2000, some of our executive officers, directors and principal stockholders who collectively own approximately 52.3% of our outstanding common stock, including Kwok Li and William R. Wilson and their affiliates, agreed to vote the shares over which they have voting control in favor of approving the merger agreement with McLeod USA. Several of these stockholders who collectively own approximately 50.5% of our outstanding common stock have also entered into stock option agreements with McLeodUSA granting McLeodUSA an option to purchase their Splitrock shares. The option is exercisable in specified circumstances, including where a party other than McLeodUSA acquires or seeks to acquire us.
If McLeodUSA exercises the option, it will exercise control over all matters requiring approval by our stockholders.

  McLeodUSA has announced that if the merger is consummated, one of our directors, Mr. Roy Wilkens will become the President and Chief Executive Officer of Data Services Operations of McLeodUSA, which will include Splitrock. Mr. Wilkens did not participate in our board's consideration of the merger agreement.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Exhibits filed as a part of this Report are set forth below:

      Exhibit
      Number                                                   Description
----------------------                   -------------------------------------------------------------
       3.1                               -   Restated Certificate of Incorporation of the Company. (2)
       3.2                               -   Restated By-laws of the Company. (2)
       4.1                               -   Form of certificate of common stock. (2)
       4.2                               -   Indenture dated as of July 24, 1998, between Bank of Montreal Trust
                                             Company (as trustee) and the Company. (1)
       4.3                               -   Specimen 11-3/4% Series B Senior Note due 2008. (1)
       4.4                               -   Escrow and Disbursement Agreement dated as of July 24, 1998, among the Chase
                                             Manhattan Bank (as escrow agent), the Bank of Montreal Trust Company, and the
                                             Company.(1)
       4.5                               -   Exchange and Registration Rights Agreement dated as of July 24, 1998 by and between Chase Securities, Inc. and the Company. (1)
       4.6                               -   Warrant Agreement dated as of July 29, 1998 by and between the Company and
                                             Bank of Montreal Trust Company. (1)
       4.7                               -   Form of Warrant. (1)
       4.8                               -   First Supplemental Indenture by and between Splitrock Services, Inc., and
                                             Harris Trust and Savings Bank as Trustee, dated as of November 24, 1999. (7)
       4.9                               -   Second Supplemental Indenture by and among Splitrock Services, Inc.,
                                             Splitrock Leasing, LLC and Harris Trust and Savings Bank as Trustee, dated as of December 22, 1999. (7)
      10.1                               -   Purchase Agreement dated as of July 21, 1998, by and between the Company and
                                             Chase Securities, Inc. (1)
      10.2                               -   Plan of Merger dated as of May 7, 1998, by and between Splitrock Services,
                                             Inc. (a Texas Corporation) and Splitrock Services, Inc. (a Delaware
                                             Corporation). (1)
      10.3                               -   Splitrock Full Service Agreement dated as of June 24, 1997 by and between the Company and Prodigy Services Corporation (certain portions omitted based on a grant of confidential treatment filed separately with the
                                             Commission). (1)
      10.4                               -   Amendment to Full Service Agreement between the Company and Prodigy
                                             Communications Corporation dated May 18, 1999. (2) (3)
      10.5                               -   Definitive Agreement dated as of June 24, 1997, by and between Prodigy
                                             Services Corporation and the Company. (1)
      10.6                               -   Transition Services Agreement dated as of June 24, 1997, by and between
                                             Prodigy Services Corporation and the Company. (1)
      10.7                               -   Network Implementation Agreement effective as of April 23, 1998, by and between the Company and Ericsson, Inc. (1)
      10.8                               -   Purchase Agreement effective July 1, 1997, by and between the Company and Yurie Systems, Inc. (1)
      10.9                               -   Customer Service Agreement effective April 1, 1998, by and between the
                                             Company and International Business Machines Corporation ("IBM"). (1)
     10.10                               -   IBM Customer Agreement effective April 1, 1998 by and between the
                                             Company and International Business Machines Corporation. (1)
     10.11                               -   Product Support Services Agreement dated February 27, 1998, together with Addendum effective March 1, 1998. (1)
     10.12                               -   Splitrock Services, Inc. 1997 Incentive Share Plan. (1)
     10.13                               -   Employment Agreement effective March 15, 1997, between William R.
                                             Wilson and the Company. (1)
     10.14                               -   Employment Agreement effective September 1, 1998 between Patrick J.
                                             McGettigan, Jr. and the Company. (1)
     10.15                               -   Employment Contract effective March 15, 1999, between the Company and David M. Boatner. (2)
     10.16                               -   Employment Contract, effective March 22, 1999, between the Company and J. Robert Fugate. (2)
     10.17                               -   Cost Sharing National IRU Agreement effective April 26, 1999, by and between Level 3 Communications, LLC and the Company. (2) (3)
     10.18                               -   First Amendment to Cost Sharing National IRU Agreement by and
                                             between Level 3 Comminations, LLC and the Company. (2) (3)
     10.19                               -   Splitrock Services, Inc. 1999 Stock Incentive Plan. (2)
     10.20                               -   Letter Agreement by and between David Boatner and Splitrock Services, Inc., dated as of November 30, 1999.
     12.1                                -   Computation of Earnings to Fixed Charges. (7)
     23.1                                -   Consent of PricewaterhouseCoopers LLP.
     27.1                                -   Financial Data Schedule.

__________

(1) Incorporated by reference from our Registration Statement on Form S-4, File No. 333-61293.
(2) Incorporated by reference from our Registration Statement on Form S-1, File No. 333-97707.
(3) Portions of this exhibit have been redacted and are subject to an order for confidential treatment issued by the U.S. Securities and Exchange Commission.
(4) Incorporated by reference from our Registration Statement on Form S-4, File No. 333-61293.
(5) Incorporated by reference from our Registration Statement on Form S-1, File No. 333-97707.
(6) Portions of this exhibit have been redacted and are subject to an order for confidential treatment issued by the U.S. Securities and Exchange Commission.
(7) Incorporated by reference from our Post-effective Amendment on Form S-3 to our Registration Statement on Form S-1, File No. 333-63001.


  (b) Financial Statement Schedule

  (1) Consolidated Financial Statements are set forth on pages F-2 through F-15 hereto. The index to the Consolidated Financial Statements is found on page F-1.

  (2) Financial Statement Schedule:

  Schedule II: Valuation and Qualifying Accounts (in thousands)

                                                                     Balance at  Charged to              Balance at
                                                                     Beginning   Costs and                  End
                                                                     of Period    Expenses   Deductions   of Period
                                                                     ----------  ----------  ----------  ----------
   Tax Valuation Allowance:
       Period from inception (March 5, 1997)
          to December 31, 1997.........................              $    --      $ 3,436     $  --       $ 3,436
       Year ended December 31, 1998....................              $ 3,436      $22,309     $  --       $25,745
       Year ended December 31, 1999....................              $25,745      $39,310     $  --       $65,055
   Allowance for Doubtful Accounts:
       Period from inception (March 5, 1997)
          to December 31, 1997.........................              $    --      $    --     $  --       $    --
       Year ended December 31, 1998....................              $    --      $   537     $  --       $   537
       Year ended December 31, 1999....................              $   537      $   866     $  --       $ 1,403

  All other schedules are omitted because they are not required, are not applicable, or the information is included in the consolidated financial statements or notes thereto.

  (c)  Reports on Form 8-K:

(1) A current report on Form 8-K dated January 6, 2000 reported the Company's execution of a definitive merger agreement with McLeodUSA, Inc.
(2) An amended current report on Form 8-K/A dated February 11, 2000 reported the amendment and restatement of the Company's definitive merger agreement with McLeodUSA, Inc.
(3) A current report on Form 8-K dated February 16, 2000 reported the Company's earnings for the quarter ended December 31, 1999.

                            SPLITROCK SERVICES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                             Page
                                                                                                                             ----
Financial Statements:
  Report of Independent Accountants........................................................................................  F-2
  Consolidated Balance Sheets as of December 31, 1998 and 1999.............................................................  F-3
  Consolidated Statements of Operations and Comprehensive Loss for
     the Period from Inception (March 5, 1997) Through December 31, 1997 and the years ended December 31, 1998 and 1999........................................................................  F-4
  Consolidated Statements of Stockholders' Equity(Deficit) for the Period from
     Inception (March 5, 1997) Through December 31, 1999...................................................................  F-5
  Consolidated Statements of Cash Flows for the Period from Inception (March 5, 1997)
     Through December 31, 1997 and the years ended December 31, 1998 and 1999..............................................  F-6
  Notes to Consolidated Financial Statements...............................................................................  F-7
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts.........................................................................

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Splitrock Services, Inc.

  In our opinion, the consolidated financial statements listed in the index appearing on page F-1, present fairly, in all material respects, the financial position of Splitrock Services, Inc. and its subsidiary at December 31, 1998 and 1999, and the results of their operations and their cash flows for the period from inception (March 5, 1997) to December 31, 1997 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing on page F-1, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Houston, Texas
February 15, 2000

                            SPLITROCK SERVICES, INC.

                          CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)

                                     ASSETS

                                                                                                       December 31,
                                                                                                  ----------------------

                                                                                                     1998        1999
                                                                                                  ----------  ----------

Current assets:
  Cash and cash equivalents.....................................................................   $ 28,330   $  92,593
  Unrestricted investments -- short term........................................................    120,475       5,441
  Restricted investments -- short term..........................................................     39,476      33,646
  Accounts receivable, net of $537 and $1,403 allowance in 1998 and 1999,
     respectively...............................................................................      3,205      11,292
  Prepaid expenses and other current assets.....................................................        480       2,975
                                                                                                   --------   ---------
          Total current assets..................................................................    191,966     145,947

Restricted investments -- long term.............................................................     19,001         140
Deposits........................................................................................        270      11,910
Property and equipment, net.....................................................................     73,899     120,863
Intangibles, net................................................................................     11,005      22,426
                                                                                                   --------   ---------
                                                                                                   $296,141   $ 301,286
                                                                                                   ========   =========


                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Current maturities of capital lease obligations...............................................   $  9,121   $  21,089
  Accounts payable..............................................................................     21,582       2,906
  Accrued interest payable......................................................................     13,375      14,141
  Accrued liabilities...........................................................................     15,894      31,013
                                                                                                   --------   ---------
          Total current liabilities.............................................................     59,972      69,149
Senior notes payable ($261,000 face value net of unamortized discount ).........................    258,217     258,387
Capital lease obligations.......................................................................      8,243      18,934
                                                                                                   --------   ---------
          Total liabilities.....................................................................    326,432     346,470

Commitments and contingencies
Stockholders' deficit:
  Preferred stock, $.001 par value, 25,000,000 shares authorized, no
     shares issued..............................................................................         --          --
  Common stock, $.001 par value, 150,000,000 shares authorized,
     46,624,845 and 57,030,590 shares issued and outstanding as of
     December 31, 1998 and 1999, respectively...................................................         47          57
  Common stock warrants.........................................................................      2,849       1,750
  Additional paid-in capital....................................................................     34,717     124,461
  Accumulated other comprehensive income (loss).................................................         47        (180)
  Accumulated deficit...........................................................................    (67,951)   (171,272)
                                                                                                   --------   ---------
          Total stockholders' deficit...........................................................    (30,291)    (45,184)
                                                                                                   --------   ---------
                                                                                                   $296,141   $ 301,286
                                                                                                   ========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                            SPLITROCK SERVICES, INC.

          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               (in thousands, except share and per share amounts)


                                                                          Period from
                                                                           Inception
                                                                      (March 5, 1997) to        Year Ended          Year Ended
                                                                       December 31, 1997     December 31, 1998   December 31, 1999
                                                                      -------------------   ------------------  ------------------
Revenue.............................................................         $    22,708         $    63,611         $    89,556
Operating expenses:
  Splitrock network costs...........................................               2,362              32,912              87,398
  Legacy network costs..............................................              25,804              58,292              31,904
  Selling, general and administrative...............................               1,276               6,390              21,386
  Depreciation and amortization.....................................               3,500              13,850              27,322
                                                                             -----------         -----------         -----------
                                                                                  32,942             111,444             168,010
                                                                             -----------         -----------         -----------
Loss from operations................................................             (10,234)            (47,833)            (78,454)
Other income (expense):
  Interest income...................................................                 348               5,393               7,714
  Interest expense..................................................                (235)            (15,390)            (32,581)
                                                                             -----------         -----------         -----------
Loss before income taxes............................................             (10,121)            (57,830)           (103,321)
Provision for income taxes..........................................                  --                  --                  --
                                                                             -----------         -----------         -----------
Net loss............................................................             (10,121)            (57,830)           (103,321)
Other comprehensive income (loss):
  Unrealized gain (loss) on securities..............................                  --                  47                (180)
                                                                             -----------         -----------         -----------
Comprehensive loss..................................................         $   (10,121)        $   (57,783)        $  (103,501)
                                                                             ===========         ===========         ===========
Net loss per share -- basic and diluted.............................              $(0.42)             $(1.30)             $(2.03)
                                                                             ===========         ===========         ===========
Weighted average shares -- basic and diluted........................          24,109,823          44,388,948          50,866,855
                                                                             ===========         ===========         ===========


The accompanying notes are an integral part of these consolidated financial statements.

                            SPLITROCK SERVICES, INC.

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
        Period From Inception (March 5, 1997) Through December 31, 1999
               (in thousands, except share and per share amounts)

                                                                                      Accumulated
                                             Common Stock      Common    Additional      Other
                                           -----------------
                                                        Par     Stock     Paid-in    Comprehensive   Accumulated
                                             Shares    Value  Warrants    Capital    Income (Loss)     Deficit       Total
                                           ----------  -----  ---------  ----------  --------------  ------------  ----------
Initial capitalization...................  15,764,000    $16        --     $     12             --            --   $      28
  Issuance of Common Stock for
    cash of $1.11 per share and
    warrant..............................  18,466,400     18        --       20,482             --            --      20,500
  Conversion of note payable to
    Common Stock at $1.11 per
    share................................   9,008,000      9        --        9,991             --            --      10,000
  Net loss...............................          --     --        --           --             --     $ (10,121)    (10,121)
                                           ----------    ---   -------     --------          -----     ---------   ---------
Balance at December 31, 1997.............  43,238,400     43        --       30,485             --       (10,121)     20,407
  Unrealized gain on
    securities...........................          --     --        --           --          $  47            --          47
  Issuance of warrants to
    purchase 1,487,791 shares of
    Common Stock in connection
    with Senior Notes (Note 5)...........          --     --   $ 2,849           --             --            --       2,849
  Exercise of stock options and
    Warrant..............................   3,386,445      4        --        4,232             --            --       4,236
  Net loss...............................          --     --        --           --             --       (57,830)    (57,830)
                                           ----------    ---   -------     --------          -----     ---------   ---------
Balance at December 31, 1998.............  46,624,845     47     2,849       34,717             47       (67,951)    (30,291)
  Unrealized loss on
    securities...........................          --     --        --           --           (227)           --        (227)
  Exercise of stock options and
    warrants.............................     713,117      1    (1,099)       1,322             --            --         224
  Sale of Common Stock under
    public offering, net of
    expenses.............................   9,692,628      9                 88,422                                   88,431
  Net loss...............................          --     --        --           --             --      (103,321)   (103,321)
                                           ----------    ---   -------     --------          -----     ---------   ---------
Balance at December 31, 1999.............  57,030,590    $57   $ 1,750     $124,461          $(180)    $(171,272)  $ (45,184)
                                           ==========    ===   =======     ========          =====     =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

                            SPLITROCK SERVICES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                             Period from
                                                                           Inception (March
                                                                           5, 1997) through   ------------------  ------------------
                                                                          December 31, 1997       Year Ended          Year Ended
                                                                          ------------------  December 31, 1998   December 31, 1999
                                                                                              ------------------  ------------------
Cash flows from operating activities:
  Net loss..............................................................           $(10,121)          $ (57,830)          $(103,321)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization.......................................              3,500              13,850              27,322
    Amortization of debt discount and deferred financing costs..........                 --                 467               1,114
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable..........................             (4,252)              1,047              (8,087)
    Increase in prepaid and other current assets........................               (221)               (259)             (2,495)
    Increase (decrease) in accounts payable and accrued liabilities.....              8,861              28,615              (3,557)
    Increase in accrued interest payable................................                 --              13,375                 766
                                                                                   --------           ---------           ---------
       Net cash used in operating activities............................             (2,233)               (735)            (88,258)
                                                                                   --------           ---------           ---------
Cash flows from investing activities:
  Purchase of equipment.................................................            (16,969)            (45,261)            (39,464)
  (Purchase) liquidation of unrestricted investments....................                 --            (119,462)            114,807
  Reinvestment of interest earned on unrestricted investments...........                 --                (966)                 --
  Reinvestment of interest earned on restricted investments.............                 --              (1,725)             28,194
  Increase in deposits..................................................               (229)                (41)            (11,640)
  Increase in intangibles...............................................                 --              (2,057)            (12,509)
                                                                                   --------           ---------           ---------
         Net cash provided by (used in)investing activities.............            (17,198)           (169,512)             79,388
                                                                                   --------           ---------           ---------
Cash flows from financing activities:
  Proceeds from initial public offering, net of offering costs..........                 --                  --              88,422
  Proceeds from senior notes payable and warrants issued................                 --             261,000                  --
  Proceeds from notes payable to stockholder............................             11,750              10,000                  --
  Repayments of notes payable to stockholder............................               (750)            (11,000)                 --
  Proceeds from notes payable...........................................                 --               1,477                  --
  Repayments of notes payable...........................................                 --              (1,477)                 --
  Financing costs incurred..............................................                 --              (9,501)             (2,079)
  Restriction of cash under senior note agreement.......................                 --             (56,752)                 --
  Sale of common stock and exercise of stock options and warrants.......             20,528               4,236                 224
  Proceeds from sale-leaseback of equipment.............................              1,152                 960                  --
  Principal payments on capital lease obligations.......................             (2,067)            (11,548)             (9,931)
  Restriction of cash under credit agreement............................             (3,472)              3,472              (3,503)
                                                                                   --------           ---------           ---------
         Net cash provided by financing activities......................             27,141             190,867              73,133
                                                                                   --------           ---------           ---------
Increase in cash and cash equivalents...................................              7,710              20,620              64,263
Cash and cash equivalents:
  Beginning of period...................................................                 --               7,710              28,330
                                                                                   --------           ---------           ---------
  End of period.........................................................           $  7,710           $  28,330           $  92,593
                                                                                   ========           =========           =========
Supplemental cash flow information:
  Cash paid for interest................................................           $    235           $   1,536           $  30,679
                                                                                   ========           =========           =========
Noncash investing and financing activities:
  Assumption of capital lease obligations and other liabilities (Note
    2)..................................................................           $  5,900           $     --            $     --
                                                                                   ========           =========           =========
  Capital lease obligations incurred....................................           $ 20,916           $   4,792           $  32,590
                                                                                   ========           =========           =========
  Conversion of note payable to stockholder into common stock...........           $ 10,000           $      --           $      --
                                                                                   ========           =========           =========
  Approximately $18,400 of the increase in accounts payable and accrued liabilities at December 31, 1998, were related to
    equipment purchases.

The accompanying notes are an integral part of these consolidated financial statements.

                            SPLITROCK SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except share and per share amounts)

1.  Summary of Significant Accounting Policies

  Splitrock Services, Inc. ("the Company") was formed on March 5, 1997 as a Texas corporation and was reincorporated in Delaware on May 8, 1998. The Company provides high-quality, nationwide telecommunication services on a flexible multi-service platform.

  On October 29, 1999 the Company formed Splitrock Leasing, LLC, a wholly-owned subsidiary. The accompanying consolidated financial statements include the operations of Splitrock Leasing, LLC. Significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

  The Company effected a 0.563-for-1 reverse stock split of its common stock on July 12, 1999. All share and per share amounts included in these consolidated financial statements have been retroactively adjusted to give effect to the reverse stock split.

  The following is a summary of the Company's significant accounting policies:

  Use of Estimates. The preparation of the Company's consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, as well as disclosures of contingent assets and liabilities. Because of inherent uncertainties in this process, actual future results could differ from those expected at the reporting date. Management believes the estimates are reasonable.

  Cash and Cash Equivalents and Investments. The Company considers highly liquid investments with an original maturity of three months or less from the date of purchase to be classified as cash and cash equivalents. Cash and cash equivalents are stated at cost, which approximates fair value.

  Short-term investments have original maturities of more than three months and a remaining maturity of less than one year at the date of purchase. At December 31, 1998 and 1999, cash equivalents and short-term investments consisted primarily of money market funds and securities of the highest grade. All short-term investments have been classified as available for sale under the provisions of Statement of Financial Accounting Standards No. ("SFAS") 115, Accounting for Certain Investments in Debt and Equity Securities, and have various maturity dates which do not exceed one year. Available for sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity. The cost of investments sold is determined on the specific identification or the first-in, first-out method.

  The following is a summary of the investments classified as restricted and unrestricted as of December 31, 1998 and 1999:

                                                                             Gross               Gross
                                                      Amortized Cost    Unrealized Gains   Unrealized Losses       Fair Value
                                                    ------------------  ----------------  -------------------  ------------------
                                                      1998      1999     1998     1999      1998       1999      1998      1999
                                                    --------  --------  -------  -------  ---------  --------  --------  --------
Available for sale securities:
  Money market funds..............................  $ 23,557   $ 3,944  $   --   $   --   $  --      $  --     $ 23,557   $ 3,944
  Corporate notes.................................   108,496     5,414        3       --       (80)       (3)   108,419     5,411
  Municipal securities............................    12,061        --       --       --        (6)       --     12,055        --
  U.S. Treasury notes.............................    34,791    30,049      181        5       (51)     (182)  __34,921    29,872
                                                    --------   -------    -----    -----     -----     -----              -------
                                                    $178,905   $39,407    $ 184    $   5     $(137)    $(185)  $178,952   $39,227
                                                    ========   =======    =====    =====     =====     =====   ========   =======

  At December 31, 1997, restricted investments represented collateral to support an outstanding letter of credit. Restricted investments as of December 31, 1998, represented escrowed funds that, together with interest received thereon, will be sufficient to pay, when due, the first four semi-annual interest payments on the Senior Notes. As of December 31, 1999, restricted investments included $3,500 held as collateral to support outstanding letters of credits with the remainder were held that, together with interest received thereon, will be sufficient to pay, when due, the next two semi-annual interest payments on the Senior Notes.

  Concentration of Credit Risk. Financial instruments which potentially subject the Company to concentration of credit risk are primarily cash and cash equivalents, investments and accounts receivable. The Company's cash investment policies limit investments to short-term, investment grade instruments with quality financial institutions. The Company's revenues and its accounts receivable balances for the periods ended December 31, 1998 and 1999, were largely derived from services provided to Prodigy, the Company's major customer during the periods. Prodigy was the Company's only customer from inception through December 31, 1997 and during 1998 and 1999 represented 99% and 85.5%, respectively, of the Company's revenue. Management believes that the risk of incurring material losses related to credit risks is remote.

  Fair Values of Financial Instruments. Due to the short-term nature of the Company's financial instruments, management believes the carrying values of the Company's assets, short-term liabilities and lease obligations approximate their fair values. The fair value of the Company's Senior Notes (Note 5) at December 31, 1999, approximates $241,000, based upon quoted market prices.

  Property and Equipment. Property and equipment are stated at cost. Shelters are depreciated using the straight-line method over the estimated useful life of twenty years. Depreciation and amortization of all other property and equipment, including assets under capital leases, is initiated as it is placed into service using the straight-line method over the estimated useful lives of three to ten years from the date of installation.

  Computer Software. Effective January 1, 1999, the Company adopted the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. This standard requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This SOP also requires that costs related to the preliminary project stage, data conversion and the post-implementation/operation stage of an internal-use computer software development project be expensed as incurred

  Deposits and Intangibles. At December 31, 1999, deposits include $11,200 paid in connection with the fiber acquisition agreement with Level 3. Intangibles consist primarily of debt issuance costs incurred in connection with the issuance of our 11 3/4% Senior Notes, and other intangible assets such as capitalized circuit charges, leasehold improvements and lease acquisition costs. Debt issuance costs are amortized using the effective interest rate method. All other intangibles are amortized by use of the straight-line method over their estimated lives, which are generally two to five years. At December 31, 1998 and 1999, debt issuance costs, net of accumulated amortization, were $9,027 and $10,183, respectively.

  Long-Lived Assets. The Company reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is considered impaired when anticipated undiscounted cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. The Company believes that no material impairment exists at December 31, 1999.

  Income Taxes. Deferred tax assets and liabilities are determined based on the temporary differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities using the enacted tax rates in effect in the years in which the differences are expected to reverse. In estimating future tax consequences, all expected future events are considered with the exception of enacted changes in the tax law or rates.

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

  Legacy Network Costs. Legacy network costs contain all expenses incurred in connection with operating and decommissioning legacy networks. This includes facility fees, line charges for legacy network POPs, certain personnel costs, occupancy costs, equipment maintenance costs and access fees.

  Comprehensive Loss. Effective January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income, as displayed in its Consolidated Statements of Operations and Comprehensive Loss for all periods presented. This SFAS establishes standards for reporting and display of comprehensive income and its components. The Company's comprehensive loss is comprised of net loss and unrealized gains and losses on available for sale securities.

  Net Loss Per Share. Basic and diluted net loss per share have been computed in accordance with SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the Company to report both basic earnings (loss) per share, which is based on the weighted average number of common shares outstanding, and diluted earnings
(loss) per share, which is based on the weighted average number of common shares outstanding and all dilutive potential common shares outstanding. At December 31, 1998, options to acquire 1,801,882 shares of Common Stock at the weighted-average exercise price of $2.31 and warrants to acquire 1,487,791 shares of Common Stock at $0.02 and at December 31, 1999, options to acquire 4,286,855 shares of Common Stock at the weighted-average exercise price of $7.78 and warrants to acquire 914,730 shares of Common Stock at an exercise price of $0.02 were not included in the computation of diluted earnings per share because their effect is anti-dilutive.

  Segment Reporting. The Company conducts its business within one segment. The Company presents its consolidated financial statements to reflect how the "key operating decision maker" views the business and has made the appropriate enterprise-wide disclosures in accordance with SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

  New Accounting Pronouncements. In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 1999, and establishes accounting and reporting standards for derivative instruments. In June 1999, the FASB issued SFAS No. 137, which deferred the effective date of SFAS No. 133 to June 15, 2000. The Company has historically not engaged in derivative instrument activity. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The Company will adopt SAB 101 as required in the first quarter of 2000 and does not expect the adoption of this standard to have a material effect on it's financial position of results of operations.

2. Prodigy Agreement

  On June 24, 1997, the Company entered a four-year Full Service Agreement with Prodigy, in which the Company agreed to provide certain network services to Prodigy from July 1, 1997 through June 30, 2001 for the lower of a price per hour of usage or a price per subscriber as stipulated. Monthly minimum service charges under this contract have increased from $3,000 to $4,000 and will increase to $4,500 on July 1, 2000. Monthly maximum service charges are based on average usage per subscriber and the number of subscribers. Prodigy may terminate the Full Service Agreement without termination charges in an event of default by the Company; such defaults include documented failures (without cure) to meet certain network performance standards. The agreement also allows Prodigy to terminate its arrangement with the Company at any time upon the payment of a termination charge. In February 2000, the Company amended the pricing and extended the terms under its Full Service Agreement with Prodigy (see Note 11).

3. Property and Equipment

  Property and equipment consisted of the following:

                                                                                                            December 31,
                                                                                                        ---------------------
                                                                                                          1998        1999
                                                                                                        ---------  ----------
Telecommunications network equipment and shelters.....................................................  $ 43,275    $ 76,103
Software..............................................................................................     2,186       4,352
Furniture, fixtures and office equipment..............................................................     1,749       5,429
Telecommunications network equipment under construction...............................................    13,289       9,982
                                                                                                        --------    --------
                                                                                                          60,499      95,866
Less -- accumulated depreciation......................................................................   (10,392)    (21,884)
                                                                                                        --------    --------
  Purchased property and equipment, net...............................................................    50,107      73,982
                                                                                                        --------    --------
Leased telecommunications network equipment...........................................................    29,102      51,315
Leased Software.......................................................................................        --       4,410
Leased office equipment...............................................................................     1,496       1,492
                                                                                                        --------    --------
                                                                                                          30,598      57,217
Less -- accumulated amortization......................................................................    (6,806)    (10,336)
                                                                                                        --------    --------
  Leased property and equipment, net..................................................................    23,792      46,881
                                                                                                        --------    --------
Property and equipment, net...........................................................................  $ 73,899    $120,863
                                                                                                        ========    ========

4. Accrued Liabilities

    Acrued liabilities consisted of the following:

                                                                                                           December 31,
                                                                                                        ------------------
                                                                                                          1998      1999
                                                                                                        --------  --------
                      Access and transmission telecommunications line costs (Note 7)..................   $ 3,172   $16,490
                      Telecommunications network equipment and shelters...............................     9,900     8,608
                      Other...........................................................................     2,822     5,915
                                                                                                         -------   -------
                                  Accrued liabilities.................................................   $15,894   $31,013
                                                                                                         =======   =======

5. Indebtedness

    The components of indebtedness are summarized as follows:

                                                                                                            December 31,
                                                                                                        --------------------
                                                                                                          1998       1999
                                                                                                        ---------  ---------
                      Senior Notes, net of unamortized discount of $2,783 and $2,613                     $258,217   $258,387
                                                                                                         --------   --------
                                                                                                         $258,217   $258,387
                                                                                                         ========   ========

  On July 24, 1998, the Company sold 261 units consisting of $261,000 principal amount of 11 3/4% Senior Notes due 2008 ("Senior Notes") and warrants to purchase 1,487,791 shares of common stock ("the Senior Notes Offering"). Upon issuance, the Senior Notes were recorded in the Company's consolidated financial statements net of a $2,849 discount. The discount was attributable to the Company's estimate of the value of the warrants based on an independent third party valuation. The discount is amortized as a component of interest expense over the life of the Senior Notes using the effective interest method. This amortization will result in an increase in the consolidated financial statement balance of the Senior Notes to a $261,000 face value by 2008. In November 1998, the Senior Notes were exchanged for substantially the same terms in an offering registered under the Securities Act of 1933.

  Upon the occurrence of a change of control (as defined in the Indenture for the Senior Notes) the Company will be required to make an offer to repurchase all Senior Notes properly tendered at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. On January 6, 2000, the Company signed a definitive merger agreement, if approved, that will constitute a change in control (see Note 11). The indenture also provides for redemption of the Senior Notes at any time, in whole or in part, on or after July 15, 2003 at a premium through July 15, 2005. In addition, on or prior to July 15, 2001, the Company may redeem up to 35% of the original aggregate principal amount of the Senior Notes at a premium with the proceeds of one or more equity offerings.

  The Senior Note indenture also restricts the Company's ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments, investments, loans and guarantees and to sell or otherwise dispose of a substantial portion of assets to, or merge or consolidate with, an unaffiliated entity. In October 1999, the Company paid the holders of the Senior Notes $2,100 in consideration for modified terms which allowed the Company to enter into a commitment for approximately $122,000 of capital lease financing.

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

6. Income Taxes

  A provision for income taxes for the periods ended December 31, 1997, 1998 and 1999 has not been recognized as the Company had operating losses for both tax and financial reporting purposes. Due to the uncertainty surrounding the timing of realizing the benefits of its favorable tax attributes in future tax returns, the Company has recorded a full valuation allowance against its otherwise recognizable net deferred tax asset.

  Deferred tax assets and liabilities consist of the following:

                                                                                                December 31,
                                                                                      ---------------------------------
                                                                                           1998              1999
                                                                                      ---------------  ----------------
Net operating loss carryforwards....................................................        $ 22,465          $ 65,758
Depreciation........................................................................           3,325             4,965
Other...............................................................................             429             1,082
                                                                                            --------          --------
  Deferred tax assets...............................................................          26,219            71,805
                                                                                            --------          --------
Leases..............................................................................            (474)           (6,750)
                                                                                            --------          --------
  Deferred tax liabilities..........................................................            (474)           (6,750)
                                                                                            --------          --------
Net deferred tax assets.............................................................          25,745            65,055
Valuation allowance.................................................................         (25,745)          (65,055)
                                                                                            --------          --------
Net deferred tax assets.............................................................        $     --          $     --
                                                                                            --------          --------

  The Company's net operating loss carryforward totals approximately $173,000 of which approximately $9,500 expires in 2012, $55,100 expires in 2018 and the remainder in 2019. Certain changes in ownership of the Company could result in limitations on the Company's ability to utilize the losses.

7. Commitments and Contingencies

  The Company leases office space, equipment facilities and equipment under noncancelable operating and capital leases expiring through the year 2003. Rent expense for noncancelable operating leases amounted to $663 in 1998 and $5,131 in 1999.

  Future minimum payments by year and in the aggregate related to noncancelable operating and capital leases at December 31, 1999 are:

                                                                                           Capital   Operating
                                                                                           Leases     Leases     Total
                                                                                          ---------  ---------  --------
2000....................................................................................   $22,956     $ 6,207   $29,163
2001....................................................................................    11,004       7,061    18,065
2002....................................................................................    10,366       6,962    17,328
2003....................................................................................       384       6,912     7,296
2004....................................................................................        --       5,806     5,806
                                                                                           -------     -------   -------
          Total minimum lease payments..................................................    44,710     $32,948   $77,658
                                                                                           -------     =======   =======
          Less amount representing interest.............................................    (4,687)
                                                                                           -------
Present value of minimum capital lease payments.........................................   $40,023
                                                                                           =======

  The Company leases telephone lines from competitive local exchange suppliers, interexchange carriers and long distance telephone companies primarily for access and transport purposes ("line costs"). These line costs are leased under both cancelable and noncancelable operating leases over periods ranging from month-to-month to five years and are included in Network operating costs on the consolidated statement of operations. The Company has commitments to certain of these telecommunication vendors to meet certain minimum usage volumes. Additionally, the Company is subject to certain cancellation penalties, which could become applicable upon termination of a number of these agreements. The cancellation penalties typically require a payment of certain percentage of the remaining amounts due under the contract, depending on the year in which cancellation may occur. Line costs included in the Splitrock Network operating costs were $22,617 and $67,131 during the year ended December 31, 1998 and 1999, respectively. Line costs incurred during both years comprise a substantial portion of the Network operating costs.

  In October 1999, the Company entered into lease financing arrangements with a third party leasing company to fund up to $122,000 of purchase commitments for equipment, including optronics equipment. These lease arrangements were originally structured as an operating lease, but were converted to a capital lease after the Company obtained the necessary consents from the holders of the Senior Notes. The consents were received on November 24, 1999. Capital leases require payments on a monthly basis over periods ranging from 30 to 48 months, with implicit interest rates of 9% to 12%.

  The Company has an agreement with a telecommunication supplier to provide certain installation services for the Company. The minimum amount of services for which the Company is required to pay is approximately $1,300. As of December 31, 1999, the Company has incurred approximately $1,000 of such amount in connection with this agreement.

  In April 1999, the Company entered into a cost sharing agreement with a national telecommunications provider (the Provider). The agreement grants the Company an exclusive 20 year indefeasible right to use (IRU) in four dark fibers in the nationwide fiber optic communication system currently under construction by the Provider with an option to acquire the indefeasible rights to use up to 12 additional dark fibers, which expires April 26, 2000. The Company made an initial payment of $11,200 to the Provider and is required to make additional payments as dark fiber segments are accepted, which is expected to occur from the first quarter of 2000 through the first quarter of 2001. The Company's remaining obligation to retain its IRU in the original four dark fibers approximates $81,600. In addition the Company is obligated to pay its pro-rata portion of the maintenance costs incurred by the Provider for these fiber strands for the term of the IRU.

  In connection with the fiber optic network deployment, in October 1999, we committed to purchase a minimum of approximately $50,000 of fiber optronics equipment, associated network management systems, and installation services from Nortel. The equipment and services are expected to be delivered through the next five quarters as the dark fiber network is available.

  On November 4, 1999, Ericsson, Inc. filed a Demand for Arbitration on a "contract dispute" pursuant to the Commercial Arbitration Rules with the American Arbitration Association concerning the Network Implementation Agreement, between the parties. The Company has filed a counterclaim and intends to vigorously defend the dispute pursuant to state tort and contract causes of action, including negligent misrepresentation, fraud in the inducement, breach of contract, failure to timely perform, failure to perform in a good and workmanlike manner, breach of the duty of good faith, failure of consideration and failure of essential purpose. The Company is seeking damages by offset and credit. Both parties are in the process of selecting arbitrators so that a preliminary hearing can be scheduled.

8. Equity Transactions

  The Company effected a 1-for-100 stock exchange on June 3, 1997, a 1-for-10 stock exchange on August 8, 1997 and a 0.563-for-1 reverse stock split effected July 12, 1999. All share amounts included in these consolidated financial statements have been adjusted to reflect the effect of the stock exchanges and reverse stock split.

  Warrants issued in connection with the Company's Senior Note Offering are exercisable at $.02 per share at any time on or after July 26, 1999 through July 15, 2008 for 1,487,791 shares of common stock. At December 31, 1999, warrants for 914,730 shares of common stock remain unexercised.

  On August 6, 1999, the Company completed its initial public offering of its common stock pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Company sold 9,692,628 shares of common stock at a price of $10.00 per share, which resulted in net proceeds of approximately $88,400 after deducting the underwriting discount and other fees and expenses. The underwriters purchased 692,628 of these shares pursuant to an over-allotment option. In addition 157,372 additional shares were sold, under the same agreement, by certain existing shareholders. The Company did not receive any of the proceeds from the sale of the 157,372 shares.

9. Stock Options

  The Company's 1997 and 1999 Incentive Share Plans provide for options to purchase up to 11,260,000 shares of common stock to be granted to certain directors, employees or consultants of the Company. Options under the Plans have terms of ten years and are granted with an exercise price equivalent to market value at the date of grant. Individual option grants vest over time, based upon a schedule approved by the Board of Directors, which is generally four years. All of the Company's common stock options vest automatically upon a change in control of the Company, as defined (see Note 11).

  The following summarizes the activity for the Plans:

                                                                           1997                 1998                 1999
                                                                    -------------------  -------------------  -------------------
                                                                               Weighted             Weighted             Weighted
                                                                               Average              Average              Average
                                                                               Exercise             Exercise             Exercise
                                                                     Shares     Price     Shares     Price     Shares     Price
                                                                    ---------  --------  ---------  --------  ---------  --------

Options outstanding at beginning of fiscal
  year............................................................         --        --  1,058,440     $1.11  1,801,882    $ 2.31
  Granted.........................................................  1,058,440     $1.11  1,443,251     $2.97  3,094,798    $10.77
  Exercised.......................................................         --        --    571,445     $1.94    140,056    $ 1.41
  Canceled........................................................         --        --    128,364     $1.49    469,769    $ 8.34
                                                                    ---------            ---------            ---------
Options outstanding at end of year................................  1,058,440     $1.11  1,801,882     $2.31  4,286,855    $ 7.78

  The following table summarizes information about the Company's stock options outstanding at December 31, 1999:

                                                        Options Outstanding            Options Exercisable
                                                ------------------------------------  ----------------------
                                                   Number      Weighted-                 Number
                                                Outstanding     Average     Weighted  Exercisable   Weighted
Range of                                             At        Remaining    Average        at       Average
Exercise                                        December 31,  Contractual   Exercise  December 31,  Exercise
Prices                                              1999      Life (Years)   Price        1999       Price
----------------------------------------------  ------------  ------------  --------  ------------  --------
$1.11 - $1.95.................................     1,186,739         7.74     $ 1.18       696,018     $1.14
$5.95 - $11.25................................     2,604,771         9.33     $ 9.10        97,581     $5.95
$13.88 - $24.19...............................       495,345         9.84     $16.70            --  $   --
                                                   ---------         ----     ------       -------  --------
$1.11 - $24.19................................     4,286,855         8.95     $ 7.78       793,598     $1.73

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

  During the year ended December 31, 1998 and 1999, the Company recognized compensation expense of $46 and $0 for options granted at a discount from the then estimated fair market value of the Company's Common Stock.

  Had compensation cost for the Company's stock option plan been determined based on the estimated fair market value at the grant date, consistent with the provisions of SFAS No. 123, the Company's pro forma net loss would have been as follows:




                                                                                Pro forma
                                                                               Period from
                                                                                Inception
                                                                                (March 5,
                                                                                  1997)        Pro forma      Pro forma
                                                                                 through      Year ended     Year ended
                                                                              December 31,   December 31,   December 31,
                                                                                  1997           1998           1999
                                                                              -------------  -------------  -------------
Net loss....................................................................      $(10,141)      $(58,254)     $(105,322)
Net loss per share -- basic and diluted.....................................         (0.42)         (1.31)         (2.07)

  Options granted in 1997, 1998 and 1999 had weighted-average fair values of $0.077, $1.00, and $6.42, respectively. For purposes of estimating the fair value of options granted, the Company used no future dividends, used average U.S. government security interest rates for its risk-free interest rates of 5.80%, 4.39% and 5.36%, assumed no volatility, 70.5% and 75% volatility, and assumed expected life of the options of five, four and four years in 1997, 1998 and 1999, respectively.

10. Related Party Transactions

  The Company's chairman of the Board of Directors (the "Chairman"), who is also a shareholder of the Company, is the Chief Technical Officer of Lucent Technologies, Inc. (the "Vendor") from which the Company purchased approximately $427 in equipment through December 31, 1998 and $17,600 in products and services during the year ended December 31, 1999.

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

  A former director of the Company exercised a option to purchase 563,000 shares of the Company Common Stock for $1,100 in June 1998 and 11,260 shares of the Company common stock for $22 in August 1999.

  In September 1997, Orient Star Holdings, a wholly-owned subsidiary of Carso Global Telecom, S.A. de C.V. (the controlling stockholder of Prodigy) purchased 11,260,000 shares of the Company for $1.11 per share and paid $0.10, for a warrant to purchase an additional 2,815,000 shares of the Company through September 18, 1998 for $1.11 per share. The warrants were exercised in September 1998.

11. Subsequent Events

  On February 11, 2000 the Company signed an amended and restated merger agreement with McLeodUSA Incorporated ("McLeod"). Splitrock's shareholders will receive 0.5347 shares of McLeod Class A common stock for each share of Splitrock common stock. Splitrock will become a wholly owned subsidiary of McLeod if the proposed transaction closes. The transaction is expected to close at the end of the first quarter of 2000. This merger will constitute a change in control as discussed in Note 5. Should the Senior Notes be redeemed at the request of the holders, an extraordinary loss of approximately $14,000 would be recognized.

  Also on January 6, 2000, Splitrock entered into a secured Revolving Credit Agreement with Citibank USA, Inc. (the "Credit Agreement"), a Master Services Agreement with McLeod for Internet dial-access services (the "Master Services Agreement") and a Letter of Intent to sell bandwidth capacity (the "Bandwidth Capacity Letter") to McLeod.

  The Credit Agreement, the proceeds of which can be used for capital expenditures and general working capital, will give Splitrock access to $115,000 in staggered tranches available through March 31, 2001 on which date all amounts become due and payable. Citibank could declare the revolving loans immediately due and payable upon a change of control as defined in the agreement. The lenders shall make the following amounts, in U.S. dollars, available to Splitrock from March 1, 2000 through March 31, 2000; from April 1, 2000 through April 30, 2000; from May 1, 2000 through May 31, 2000; from June 1, 2000 through June 30, 2000; and from July 1, 2000 through March 31, 2001, respectively:
$20,000; $55,000; $85,000; $105,000; and $115,000.  Interest will be charged at
Citibank, N.A.'s Alternative Base Rate (the "CABR") plus 4.00% until July 6, 2000; at CABR plus 4.50% from July 7, 2000 through October 6, 2000 and at CABR plus 5.00% thereafter.

  Splitrock will provide wholesale Internet dial-access services to McLeod over a 2-year term for a minimum of $15,000 under the Master Services Agreement. Payments under this agreement will not be due until borrowings under the credit agreement are fully utilized, but no later than December 31, 2000.

  Under the Bandwidth Capacity Letter, Splitrock and McLeod will execute a definitive agreement to provide McLeod with DS-3 miles of capacity on Splitrock's fiber network over a twenty year term for total consideration of $90,000. McLeod may terminate the agreement if a change of control occurs at Splitrock. The purchase price will not be payable until borrowings under the Credit Agreement and payments under the Master Services Agreement are fully utilized, but no later than March 31, 2001.

  In February 2000, the Company revised its agreement with Prodigy to convert the pricing formula from a subscriber based arrangement to a fixed hourly fee for usage effective January 1, 2000. As part of this amendment, the term of the contract was extended to December 31, 2001. In January, the impact of this change in price resulted in a decline of revenues from Prodigy by 2.9%.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of the undersigned, thereunder duly authorized, in the City of The Woodlands, State of Texas on the 17 day of March, 2000.

                              SPLITROCK SERVICES, INC.



                              By:  /s/ William R. Wilson
                                   --------------------------
                                    William R. Wilson
                                    President and Chief Executive Officer

  The undersigned directors and officers of Splitrock Services, Inc. hereby constitute and appoint William R. Wilson and Patrick J. McGettigan, Jr. and each of them with full power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact with full power to execute in our name and behalf in the capacities indicated below this Report on Form 10-K and any and all amendments thereto, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratify and confirm that all such attorneys-in-fact, or any of them, or their substitutes shall lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                           Title                       Date
-----------------------------  -----------------------------------   --------------
/s/ William R. Wilson
----------------------------   President, Chief Executive            March 17, 2000
William R. Wilson               Officer and Director
                                (Principal Executive
                                Officer)
/s/ Kwok Li
----------------------------   Chairman of the Board of Directors,   March 17, 2000
Kwok Li                         and Chief Technical Officer

/s/ James Nakfoor
----------------------------   Director                              March 17, 2000
James Nakfoor

/s/ Marshall Turner
----------------------------   Director                              March 17, 2000
Marshall Turner

/s/ Roy A. Wilkens
----------------------------   Director                              March 17, 2000
Roy A. Wilkens

/s/ J. Robert Fugate
----------------------------   Executive Vice President              March 17, 2000
J. Robert Fugate               and Chief Financial Officer


             Supplemental Information to be Furnished With Reports
                   Filed Pursuant to Section 15(d) of the Act
              By Registrants Which Have Not Registered Securities
                       Pursuant to Section 12 of the Act

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) Exhibits filed as a part of this Report are set forth below:

      Exhibit
      Number                                                   Description
----------------------                   -------------------------------------------------------------
       3.1                               -   Restated Certificate of Incorporation of the Company. (2)
       3.2                               -   Restated By-laws of the Company. (2)
       4.1                               -   Form of certificate of common stock. (2)
       4.2                               -   Indenture dated as of July 24, 1998, between Bank of Montreal Trust
                                             Company (as trustee) and the Company. (1)
       4.3                               -   Specimen 11-3/4% Series B Senior Note due 2008. (1)
       4.4                               -   Escrow and Disbursement Agreement dated as of July 24, 1998, among the Chase
                                             Manhattan Bank (as escrow agent), the Bank of Montreal Trust Company, and the
                                             Company.(1)
       4.5                               -   Exchange and Registration Rights Agreement dated as of July 24, 1998 by and between Chase Securities, Inc. and the Company. (1)
       4.6                               -   Warrant Agreement dated as of July 29, 1998 by and between the Company and
                                             Bank of Montreal Trust Company. (1)
       4.7                               -   Form of Warrant. (1)
       4.8                               -   First Supplemental Indenture by and between Splitrock Services, Inc., and
                                             Harris Trust and Savings Bank as Trustee, dated as of November 24, 1999. (7)
       4.9                               -   Second Supplemental Indenture by and among Splitrock Services, Inc.,
                                             Splitrock Leasing, LLC and Harris Trust and Savings Bank as Trustee, dated as of December 22, 1999. (7)
      10.1                               -   Purchase Agreement dated as of July 21, 1998, by and between the Company and
                                             Chase Securities, Inc. (1)
      10.2                               -   Plan  of Merger dated as of May 7, 1998, by and between Splitrock Services,
                                             Inc. (a Texas Corporation) and Splitrock Services, Inc. (a Delaware
                                             Corporation). (1)
      10.3                               -   Splitrock Full Service Agreement dated as of June 24, 1997 by and between the Company and Prodigy Services Corporation (certain portions omitted based on a grant of confidential treatment filed separately with the
                                             Commission). (1)
      10.4                               -   Amendment to Full Service Agreement between the Company and Prodigy
                                             Communications Corporation dated May 18, 1999. (2) (3)
      10.5                               -   Definitive Agreement dated as of June 24, 1997, by and between Prodigy
                                             Services Corporation and the Company. (1)
      10.6                               -   Transition Services Agreement dated as of June 24, 1997, by and between
                                             Prodigy Services Corporation and the Company. (1)
      10.7                               -   Network Implementation Agreement effective as of April 23, 1998, by and between the Company and Ericsson, Inc. (1)
      10.8                               -   Purchase Agreement effective July 1, 1997, by and between the Company and Yurie Systems, Inc. (1)
      10.9                               -   Customer Service Agreement effective April 1, 1998, by and between the
                                             Company and International Business Machines Corporation ("IBM"). (1)
     10.10                               -   IBM Customer Agreement effective April 1, 1998 by and between the
                                             Company and International Business Machines Corporation. (1)
     10.11                               -   Product Support Services Agreement dated February 27, 1998, together with Addendum effective March 1, 1998. (1)
     10.12                               -   Splitrock Services, Inc. 1997 Incentive Share Plan. (1)
     10.13                               -   Employment Agreement effective March 15, 1997, between William R.
                                             Wilson and the Company. (1)
     10.14                               -   Employment Agreement effective September 1, 1998 between Patrick J.
                                             McGettigan, Jr. and the Company. (1)
     10.15                               -   Employment Contract effective March 15, 1999, between the Company and David M. Boatner. (2)
     10.16                               -   Employment Contract, effective March 22, 1999, between the Company and J. Robert Fugate. (2)
     10.17                               -   Cost Sharing National IRU Agreement effective April 26, 1999, by and between Level 3 Communications, LLC and the Company. (2) (3)
     10.18                               -   First Amendment to Cost Sharing National IRU Agreement by and
                                             between Level 3 Comminations, LLC and the Company. (2) (3)
     10.19                               -   Splitrock Services, Inc. 1999 Stock Incentive Plan. (2)
     10.20                               -   Letter Agreement by and between David Boatner and Splitrock Services, Inc., dated as of November 30, 1999.
     12.1                                -   Computation of Earnings to Fixed Charges. (7)
     23.1                                -   Consent of PricewaterhouseCoopers LLP.
     27.1                                -   Financial Data Schedule.

__________

(1) Incorporated by reference from our Registration Statement on Form S-4, File No. 333-61293.
(2) Incorporated by reference from our Registration Statement on Form S-1, File No. 333-97707.
(3) Portions of this exhibit have been redacted and are subject to an order for confidential treatment issued by the U.S. Securities and Exchange Commission.
(4) Incorporated by reference from our Registration Statement on Form S-4, File No. 333-61293.
(5) Incorporated by reference from our Registration Statement on Form S-1, File No. 333-97707.
(6) Portions of this exhibit have been redacted and are subject to an order for confidential treatment issued by the U.S. Securities and Exchange Commission.
(7) Incorporated by reference from our Post-effective Amendment on Form S-3 to our Registration Statement on Form S-1, File No. 333-63001.