Form 10-Q
period 2000-03-31
SPLITROCK SERVICES INC
filed 2000-05-15
CIK 1067822

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549

                                   FORM 10-Q

                                   (MARK ONE)

           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

           [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM             TO
                                         ------------    -----------

                        COMMISSION FILE NUMBER 000-26827

                            SPLITROCK SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                              76-0529757
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

                                Yes [X]   No [_]

The number of shares of Common Stock, par value $.001 per share, of the Registrant outstanding at April 25, 2000 was 100.

                            SPLITROCK SERVICES, INC.
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     INDEX

                                                                                                                PAGE
                                                                                                                ----

Part I -- Financial Information

 Item 1 -- Financial Statements

       Condensed Consolidated Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999............   2

       Condensed Consolidated Statements of Operations and Comprehensive Loss for the Three Months
       Ended March 31, 2000 and 1999 (unaudited)...............................................................   3

       Condensed Consolidated Statements of Cash Flows for the Three Months Ended
       March 31, 2000 and 1999 (unaudited).....................................................................   4

       Notes to Condensed Consolidated Financial Statements (unaudited)........................................   5

 Item 2 -- Management's Discussion and Analysis of
       Financial Condition and Results of Operations...........................................................   8

 Item 3 -- Quantitative and Qualitative Disclosures About Market Risk..........................................  16

Part II -- Other Information

 Item 1 -- Legal Proceedings...................................................................................  17

 Item 2 -- Changes in Securities and Use of Proceeds...........................................................  18

 Item 4 -- Submission of Matters to a Vote of Security Holders.................................................  19

 Item 5 -- Other Information...................................................................................  20

 Item 6 -- Exhibits and Reports on Form 8-K....................................................................  20

Signatures.....................................................................................................  21

                            SPLITROCK SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                   MARCH 31,         DECEMBER 31,
                                                                                                     2000               1999
                                                                                                  (UNAUDITED)
                                                                                                ----------------    --------------
                                             ASSETS
Current assets:
      Cash and cash equivalents.......................................................           $   39,187           $   92,593
Unrestricted investments -- short term................................................                   80                5,441
Restricted investments -- short term..................................................               19,102               33,646
Accounts receivable, net..............................................................               12,276               11,292
Prepaid expenses and other current assets.............................................                2,058                2,975
                                                                                                -----------          -----------
                Total current assets..................................................               72,703              145,947
Restricted investments -- long term...................................................                   22                  140
Property and equipment, net...........................................................              150,393              124,371
Intangibles, net......................................................................                8,125                8,577
Due from affiliates, net..............................................................                2,312                   --
Other assets..........................................................................               33,700               22,251
                                                                                                -----------          -----------

                                                                                                  $ 267,255            $ 301,286
                                                                                                ===========          ===========
                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
      Current maturities of capital lease obligations.................................           $   16,186           $   21,089
      Accounts payable................................................................                5,725                2,906
      Accrued interest payable........................................................                6,474               14,141
Accrued liabilities...................................................................               28,588               31,013
      Senior notes payable, current portion...........................................                  100                   --
                                                                                                -----------          -----------
                Total current liabilities.............................................               57,073               69,149
Senior notes payable ($260,900 face value net of
      unamortized discount)...........................................................              258,332              258,387
Capital lease obligations.............................................................               10,252               18,934
                                                                                                -----------          -----------
                Total liabilities.....................................................              325,657              346,470
Stockholders' deficit:
      Common stock,  $.001 par value,  1,000 and 150,000,000  shares authorized, respectively, 100 and 57,030,590 shares issued and outstanding as
           of March 31, 2000, and December 31, 1999, respectively.....................                   --                   57
Common stock warrants.................................................................                   --                1,750
Additional paid-in capital............................................................              150,213              124,461
Accumulated other comprehensive loss..................................................                 (144)                (180)
Accumulated deficit...................................................................             (208,471)            (171,272)
                                                                                                -----------          -----------
          Total stockholders' deficit.................................................              (58,402)             (45,184)
                                                                                                -----------          -----------
                                                                                                  $ 267,255            $ 301,286
                                                                                                ===========          ===========

   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            SPLITROCK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (in thousands)
                                  (unaudited)

                                                 THREE MONTHS     THREE MONTHS
                                                     ENDED            ENDED
                                                MARCH 31, 2000   MARCH 31, 1999
                                                ---------------  ---------------

Revenues....................................        $ 35,037         $ 16,352
Operating expenses:
   Splitrock network costs..................          41,155           16,022
   Legacy network costs.....................           1,425           13,029
   Selling, general and administrative......          10,012            2,570
   Depreciation and amortization............          12,470            4,635
   Other....................................             872               --
                                                    --------         --------
     Total operating expenses...............          65,934           36,256
                                                    --------         --------
Loss from operations........................         (30,897)         (19,904)
Other income (expense):
   Interest income..........................           1,960            2,604
   Interest expense.........................          (8,262)          (8,191)
                                                    --------         --------
Net loss....................................         (37,199)         (25,491)
                                                    --------         --------
Other comprehensive income (loss):
   Unrealized income (loss) on securities...              36             (242)
                                                    --------         --------

Comprehensive net loss......................        $(37,163)        $(25,733)
                                                    ========         ========




    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            SPLITROCK SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                     THREE MONTHS     THREE MONTHS
                                                                                         ENDED            ENDED
                                                                                    MARCH 31, 2000   MARCH 31, 1999
                                                                                    ---------------  ---------------

OPERATING ACTIVITIES:
   Net loss.....................................................................        $(37,199)        $(25,491)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization............................................          12,470            4,635
       Amortization of debt discount and deferred financing costs...............             373              277
   Changes in operating assets and liabilities:
       Accounts receivable, net.................................................            (984)            (929)
       Prepaid expenses and other current assets................................             916              161
       Accounts payable and accrued liabilities.................................             394           (3,805)
       Accrued interest payable.................................................          (7,667)          (6,900)
                                                                                        --------         --------

           Net cash used in operating activities................................         (31,697)         (32,052)
                                                                                        --------         --------

INVESTING ACTIVITIES:
   Purchases of property and equipment..........................................         (28,066)         (15,292)
   Liquidation of unrestricted investments......................................           5,360           32,664
   Use of restricted investments, net...........................................          14,698           13,897
   Increase in intangible and other assets......................................          (2,340)          (1,504)
                                                                                        --------         --------

           Net cash (used in) or provided by investing activities...............         (10,348)          29,765
                                                                                        --------         --------

FINANCING ACTIVITIES:
   Costs to be reimbursed by affiliates, net....................................          (2,312)              --
   Proceeds (payments of taxes) from exercise of stock options, net.............            (366)              99
   Principal payments on capital lease obligations..............................          (8,683)          (2,777)
                                                                                        --------         --------

           Net cash used in financing activities................................         (11,361)          (2,678)
                                                                                        --------         --------

NET DECREASE IN CASH AND CASH EQUIVALENTS.......................................         (53,406)          (4,965)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD................................          92,593           28,330
                                                                                        --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD......................................        $ 39,187         $ 23,365
                                                                                        ========         ========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
   Acquisition of equipment through a capital contribution......................        $ 24,312               --
   Acquisition of property and equipment through capital leases.................           1,220               --

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                            SPLITROCK SERVICES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements of Splitrock Services, Inc. have been prepared in accordance with generally accepted accounting principles and the Securities and Exchange Commission's rules and regulations for reporting interim financial information. Certain amounts previously reported have been reclassified in order to ensure comparability among the periods reported.

   The accompanying unaudited interim condensed consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the results for the interim periods presented. Accordingly, they do not include all information and notes required by generally accepted accounting principles for complete financial statements. The results for the interim period ended March 31, 2000, are not necessarily indicative of results to be expected for the entire year ending December 31, 2000, or future operating results.

   On October 29, 1999 the Company formed Splitrock Leasing, LLC, a wholly owned subsidiary. The accompanying consolidated financial statements include operations of Splitrock Leasing, LLC. Significant intercompany accounts and transactions have been eliminated in these consolidated financial statements.

   The consolidated financial statements should be read in conjunction with the Company's annual audited financials statements for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on Form 10-K.

2. MERGER

   On March 30, 2000, the Company was acquired by a wholly owned subsidiary of McLeodUSA Incorporated ("McLeodUSA") pursuant to the Amended Plan of Merger dated February 11, 2000. The acquisition of Splitrock Services by McLeodUSA was effected through two separate but related transactions:

 . a holding company reorganization, in which Splitrock Services, Inc. became a wholly owned subsidiary of its former subsidiary, Splitrock Holdings, resulting in reductions to the number of authorized shares and the number of shares issued and outstanding; and

 . a merger of Southside Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of McLeodUSA, with and into Splitrock Holdings in which Splitrock Holdings was the surviving corporation and became a wholly owned subsidiary of McLeodUSA.

   Pursuant to these transactions, each of the Company's shareholders ultimately received 0.5347 shares of McLeodUSA Class A common stock in exchange for each share of Splitrock common stock owned. A substantial portion of the Company's outstanding stock options became fully vested upon the merger pursuant to a change of control provision in the Company's stock option plans. At the time of the merger, each right to purchase a share of the Company's common stock pursuant to an outstanding option or warrant was converted into an option or warrant with a right to purchase 0.5347 of a share of McLeodUSA Class A common stock.

   In connection with the acquisition of the Company's stock by McLeodUSA, the common stock of Splitrock Services, Inc. was delisted from The Nasdaq Stock Market.

   Push down accounting has not been applied to the Company's financial statements. Therefore, the net assets of the Company have not been adjusted to reflect an allocation of the fair value of the McLeodUSA common stock paid by McLeodUSA in exchange for 100% of the outstanding common stock of the Company. The fair market values will be recorded on the consolidated financial statements of McLeodUSA.

   Direct costs incurred in connection with the acquisition will be paid and recorded on the McLeodUSA consolidated financial statements. Such direct costs paid by the Company are reimbursable by McLeodUSA and have been reflected as part of the net due from affiliates on the Company's balance sheet. Costs incurred by the Company to dispose of assets in connection with the plan of acquisition are reflected in other expenses in the Company's Condensed Consolidated Statement of Operations.

3.  INDEBTEDNESS

  The merger constituted a change of control as defined in the Indenture for the Senior Notes payable. Therefore, the Company was required under the Indenture to make an offer within 30 days of the change of control to repurchase all of the Senior Notes properly tendered at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. On April 12, 2000 the Company mailed the appropriate notice to the holders of the Senior Notes. The note holders had until May 12, 2000 to exercise their rights under this notice and have until May 16, 2000 to revoke any such election. Security holders with a principal amount of $100,000 exercised their option rights under this notice.

  In April 2000, the Company terminated the Credit Agreement signed on January 6, 2000 with Citibank USA, Inc. The conditions precedent to the initial borrowings under the Credit Agreement were never satisfied.

4.  PRODIGY AGREEMENT

  In February 2000, the Company revised its agreement with Prodigy to convert the pricing formula from a subscriber based arrangement to a fixed hourly fee for usage effective January 1, 2000. As part of this amendment, the term of the contract was extended to December 31, 2001.

5.  COMMITMENTS & CONTINGENCIES

   During March 2000, the Company settled its contract dispute with Ericsson, Inc.


6. RELATED PARTY TRANSACTIONS

   On January 6, 2000, Splitrock entered into a Master Services Agreement with McLeodUSA for Internet dial-access services (the "Master Services Agreement") and a Letter of Intent to sell bandwidth capacity (the

"Bandwidth Capacity Letter") to McLeodUSA.

   Under the Master Services Agreement, Splitrock agreed to provide wholesale Internet dial-access services to McLeodUSA over a two year term for a minimum total of $15 million. As of March 31, 2000 no services had been provided and no amounts paid under this agreement.

   Under the Bandwidth Capacity Letter, it is contemplated that Splitrock will provide McLeodUSA with DS-3 miles of capacity on Splitrock's fiber network over a twenty year term for total consideration of $90 million. As of March 31, 2000 a definitive agreement had not been executed.

  McLeodUSA has several wholly owned subsidiaries that provide the Company access line capacity pursuant to written agreements executed prior to merger discussions. During the quarter ended March 31, 2000 the Company had recorded expenses of $0.6 million related to these contracts of which $0.2 million remains unpaid as of March 31, 2000.

   On March 31, 2000 a wholly owned subsidiary of McLeodUSA purchased, on behalf of Splitrock, approximately $24 million of Nortel dial access equipment pursuant to the Company's purchase commitment agreement with Nortel Networks, Inc. ("Nortel"). In turn, McLeodUSA contributed the equipment to the Company as a capital contribution. This transaction is recorded on the face of the Company's Cash Flow Statement as a non-cash acquisition of equipment through a capital contribution.

7. STOCK WARRANTS

  On March 29, 2000, the Company issued 792,235 shares of its common stock representing the shares underlying the common stock warrants outstanding as of that date. These shares were issued to the warrant agent to be held in reserve until the warrants are exercised by the warrant holders. Upon issuance of the shares, the Company recorded the value of the warrants as common stock and additional paid in capital. Upon merger these shares converted to McLeodUSA Class A common stock based on the 0.5347 exchange ratio. In connection with the merger and conversion, McLeodUSA assumed the Company's obligations under the Warrant Agreement dated July 24, 1998, as amended. As of March 31, 2000, the Company had no warrants outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATION

FORWARD-LOOKING STATEMENTS

   All references to "we", "us", "Splitrock", or "our" refer to Splitrock Services, Inc. This section contains certain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, which are intended to be covered by safe harbors created thereby.
Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, the changes that may result from the review and evaluation of business plans by several new executives and as a recent addition to the McLeodUSA enterprise, our ability to continue building the Splitrock network, our ability to diversify our services and customers, the ability to obtain necessary supplies, the ability to make projected capital expenditures, and the ability to achieve projected quarterly results, as well as general market conditions, competition, and pricing. All statements, other than statements of historical facts, included or incorporated by reference in this report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature hereof), business strategy and measures to implement such strategy, competitive strengths, goals, expansion and growth of Splitrock's business and operations, plans, references to future success as well as other statements which include words such as "anticipate," "believe," "plan," "estimate," "expect," and "intend" and other similar expressions, constitute forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

Overview

  We are a facilities-based provider of advanced data communications services. The 340 active broadband access POPs comprising our network gave us a physical presence in all 50 states, and allowed us to target 90% of U.S. businesses and 87% of U.S. households with a local call. We market our services to Internet service providers, telecommunications carriers and other businesses throughout the United States. The combination of the flexibility inherent in the design of our existing broadband access network with our acquisition of significant fiber optic facilities positions us to deliver a broad range of end-to-end data communications services on our network, including:

  .  dial and dedicated Internet access

  . Internet access for higher bandwidth services, such as digital subscriber line and cable modem

  . value-added services such as virtual Internet services, virtual private networks and web hosting

  .  bandwidth leasing and colocation services.


  We were founded in March 1997. In July 1997, we acquired the legacy network infrastructure of Prodigy Communications Corporation ("Prodigy"), and agreed to build and operate a nationwide communications network and to provide network services for Prodigy customers. By late 1999, we had successfully completed a state-of-the-art nationwide communication network and completely decommissioned the Prodigy legacy network POPs.

  In April 1999, we agreed to acquire indefeasible rights to use four dark fiber strands of the fiber optic network currently under construction by Level 3 Communications, LLC ("Level 3") with an option to acquire up to 12 additional fibers. The date by which we need to exercise our option to use any of the 12 additional fibers has been extended from April 26, 2000 to June 30, 2000, and the total planned route miles has been increased from approximately 15,000 route miles to approximately 16,000 route miles. Segments will be delivered as they become available, currently anticipated through the first quarter of 2001. Combining this fiber optic backbone with our broadband access network positions us to:

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

  .  increase the reliability and redundancy of our network

  .  increase the variety of service options and speeds available to customers

  In connection with the fiber optic network deployment, we committed in October 1999 to purchase a minimum of approximately $50 million of fiber optronics equipment, associated network management systems, and installation services from Nortel. The equipment and services are expected to be delivered as the dark fiber network is available for our use.

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

  On March 30, 2000, we were acquired by a wholly owned subsidiary of McLeodUSA pursuant to an Amended Plan of Merger dated February 11, 2000. In connection with the merger, the Company's common stock was delisted from The Nasdaq Stock Market.



Revenues

  Our current services provided include Internet dial access, Internet dedicated services, virtual private network services (VPN) and virtual Internet services
(VIS). Internet dial access services represented 99% of our revenues for the quarter ended March 31, 2000 as compared to 100% of our revenues for the quarter ended March 31, 1999.

  We are currently building our first web hosting data center in Houston, Texas to offer web hosting services. We are focusing our current VPN efforts on dial VPN services for corporations with remote offices or business travel users. In future periods we expect to expand our VPN offerings to include dedicated access services such as frame relay and asynchronous transfer mode ("ATM").

  Currently, Splitrock provides Internet dial access and related services to Prodigy, which is one of the largest Internet service providers in the United States. Splitrock is currently Prodigy's primary provider of dial access services. Effective January 1, 2000, the Company revised its agreement with Prodigy to convert the pricing formula from a subscriber based arrangement to a fixed hourly rate for usage. As part of the amendment, the term of the contract was extended to December 31, 2001. Revenue from Prodigy declined by 7.9% from the prior quarter. For the quarter and the month ended March 31, 2000, Prodigy accounted for 64.4% and 62.0% of our revenue, respectively. For the year ended December 31, 1999, Prodigy accounted for 85.5% of our revenues. While we expect revenues from Prodigy to continue to decrease as a percentage of our total revenues in future periods, we believe that Prodigy will continue to account for a significant portion of our revenues.

  In addition to the revenue derived from Prodigy, four other customers represented approximately 35% of our revenue in the first quarter of 2000. As the usage of the existing customer base increases and if our competitors increase their capacity, we may be forced to change our pricing to be more competitive. We can not assure you that this will not have a negative impact on future operating results.

Splitrock Network Costs

  Our Splitrock network costs include all expenses incurred in connection with operating our network. These costs primarily include leased telecommunication line charges for connecting our POPs to local central offices and for backbone transmission, personnel expenses, and operating expenses related to network operations, maintenance, field operations and facility management. Increases in Splitrock network operating costs relate to the increase in our network facilities and line charges incurred in connection with the migration of Prodigy's subscribers to our network and the growth in total subscriber usage.

  We are increasing our network operating expenditures to significantly expand our broadband access network and backbone capacity in anticipation of expected increases in dial access and other services. We incur expenditures to increase our capacity to serve customers in advance of entering into new customer relationships.


  During the first quarter of 2000 we acquired our first dark fiber segment from Level 3 and began installing equipment to utilize that segment of our planned 16,000 route mile fiber optic network. In connection with the construction and installation of our fiber optic network, operating expenses such as maintenance and colocation costs will increase prior to the Company recognizing any revenue from such facilities. However, we expect our network operating costs to decrease as a percentage of revenues when we are able to substitute our completed fiber optic backbone network for existing leased circuit arrangements with various telecommunications carriers.

Legacy Network Costs

  Legacy network costs include all expenses incurred in connection with operating and decommissioning the Prodigy legacy network, including the AT&T network, and legacy network costs of servicing the InfiNet legacy network until we transition the InfiNet traffic to our network.

  Legacy network costs declined throughout 1999 and the first quarter of 2000. The largest component of our legacy network costs were paid to AT&T for usage incurred on their network (formerly IBM's Global Services Network). We have migrated all of the traffic from the AT&T network and substantially all of the traffic from InfiNet's legacy network to our network. We do not expect to incur any significant legacy network costs in the future.

Selling, General and Administrative Expenses

  Selling, general and administrative expenses consist of personnel and operating costs relating to executive management, accounting and finance, information systems, human resources, sales and marketing, customer support, network planning, development, and administrative employees.

  We expect to continue to invest in our sales and marketing programs, our back office systems and infrastructure to achieve and properly support the intended expansion of our services and our customer base. We expect to incur these costs prior to recognizing revenues from these activities.

  As of March 31, 2000 our sales and marketing staff totaled 98 professionals, the majority of whom comprised the direct sales force. We are also utilizing alternate distribution channels, such as agents, resellers and wholesalers, to market our services. We cannot assure you that we will be successful in our marketing plan.

Depreciation and Amortization

  Depreciation and amortization expense consists primarily of depreciation of network equipment. We anticipate that our depreciation and amortization expenses will increase significantly as we deploy our fiber optic network and expand the capacity of our broadband dial access network.



Interest Expense

  Interest expense represents interest on our 11.75% Senior Notes and interest at various rates on our capital leases.

Net Losses

  We have incurred net losses since our inception in March 1997. We anticipate that we will continue to incur net losses while we complete the construction and installation of our fiber optic network and until we significantly increase our customer and revenue base. The extent to which we continue to incur net losses is largely dependent upon the timely deployment of the fiber optic network, the rate at which we can expand our customer and revenue base and our ability to maximize use of our nationwide network.

Results of Operations

   Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
1999

  Revenues. Revenues for the three months ended March 31, 2000 totaled $35.0 million, an increase of $18.6 million from revenues of $16.4 million for the three months ended March 31, 1999. This 113.4% net increase was due primarily to increased Prodigy revenue as a result of their subscriber growth and an increase in revenue from our expanding customer base, offset somewhat by a price reduction which became effective January 1, 2000 in connection with our amendment to the Prodigy contract.

  Splitrock Network Costs. Splitrock network costs for the three months ended March 31, 2000 were $41.2 million compared to $16.0 million for the three months ended March 31, 1999. This $25.2 million increase was due to the growth in the size of our network from 190 operational POPs as of March 31, 1999 to 340 operational POPs as of March 31, 2000 and the migration of traffic from the legacy networks to our network. As a percentage of revenues, Splitrock network costs increased to 117.5% of revenue for the three months ended March 31, 2000 from 98.0% of revenues for the three months ended March 31, 1999.

  Legacy Network Costs. Legacy network costs for the three months ended March 31, 2000 were $1.4 million compared to $13.0 million for the three months ended March 31, 1999. This $11.6 million or 89.1% decrease was primarily attributable to a decrease in access charges incurred for use of the AT&T network as traffic from the legacy networks was migrated to our network. As a percentage of revenues, legacy network costs decreased to 4.1% of revenue for the three months ended March 31, 2000 from 79.7% of revenues for the three months ended March 31, 1999.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three months ended March 31, 2000 were $10.0 million compared to $2.6 million for the three months ended March 31, 1999. The majority of this increase was due to personnel costs incurred in building our direct sales force beginning in the second quarter of 1999 and the increase in personnel and facilities to support the growth in the size of our company. As a percentage of revenues, selling, general and administrative expenses increased to 28.6% of revenue for the three months ended March 31, 2000 from 15.7% of revenues for the three months ended March 31, 1999.

  Depreciation and Amortization. Depreciation and amortization was $12.5 million for the three months ended March 31, 2000 compared to $4.6 million for the three months ended March 31, 1999. This increase was due to the increase in equipment and facilities placed in service between the two periods.

  Interest Expense. Interest expense was $8.3 million for the three months ended March 31, 2000, compared to $8.2 million for the three months ended March 31, 1999.

  Interest Income. Interest income relates to the interest earned on investments of cash on hand in investment grade commercial paper and money market accounts. Interest income was $2.0 million for the three months ended March 31, 2000, compared to $2.6 million for the three months ended March 31, 1999. This decrease is due to the decrease in the cash balances between the two periods.

Liquidity and Capital Resources

  Our operations have required funding of substantial operating losses and capital investment for the purchase of communications equipment and the design and development of our network.

  Since our inception, we have satisfied our cash requirements primarily through the issuance of equity or debt securities. As of March 31, 2000, we had raised approximately $446.1 million, including:

    .  $34.9 million through private sales of our equity securities;

    .  $263.3 million through the issuance of debt;

    . $88.4 million in net proceeds from the Company's initial public offering; and

    . $59.5 million in equipment financing primarily from equipment vendors and leasing companies.

  We expect our future liquidity and capital requirements to relate primarily to:

    .  the acquisition of rights to use dark fiber;

    .  capital expenditures;

    .  operating losses;

    .  debt service payments; and

    .  working capital and other corporate purposes.

  Net cash used in operating activities was $31.7 million during the three months ended March 31, 2000. The net cash used in operating activities in this period was primarily attributable to the Company's net losses. Net cash used in operating activities was $32.1 million for the three months ended March 31, 1999.

  Net cash used in investing activities for the three months ended March 31, 2000 was $10.3 million and consisted primarily of payments of $12.4 million made to Level 3 to acquire dark fiber, $15.6 million in equipment purchases, and $2.3 million increase in intangible assets, offset by the use of restricted and unrestricted investments of $20.0 million. Net cash provided by investing activities during the three months ended March 31, 1999 was $29.8 million. This consisted primarily of net proceeds of $46.6 million from the liquidation of restricted and unrestricted investments, offset by $15.3 million used for purchases of property and equipment, and $1.5 million due to increases in intangible and other assets.

  Net cash used in financing activities for the three months ended March 31, 2000 was $11.4 million, which was derived primarily from principal payments of $8.7 million on capital lease obligations, $2.3 million of payments for which we will be reimbursed from McLeodUSA and $0.4 million of taxes paid, in excess of cash proceeds, related to employee stock option exercises. Net cash used in financing activities for the three months ended March 31, 1999 was $2.7 million and consisted primarily of principal payments on capital leases.

  The principal amount of our 11.75% Senior Notes ($260.9 million) is payable in 2008 subject to early redemption upon the occurrence of a change of control, which would require the Company to tender an offer to repurchase all Senior Notes at a price equal to 101% of the principal plus accrued interest. The merger with McLeodUSA constituted a change in control. Therefore, the Company was required to make an offer, within 30 days of the merger, to repurchase all of the Senior Notes properly tendered at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. On April 12, 2000, the Company mailed a notice to the holders of the Senior Notes and they had until May 12, 2000 to exercise their rights for repurchase and have until May 16, 2000 to revoke any such election. Security holders with a principal amount of $100,000 exercised their option rights under this notice. Interest payments on the notes are due semi annually. The payment in January was funded, and the July 2000 payment will be funded, by certain of the proceeds, together with interest thereon, escrowed in connection with the issuance of the 11.75% Senior Notes which provided for the first four interest payments of the senior notes. The remaining escrow amount is recorded as part of our restricted investments at March 31, 2000. Beginning in January 2001, the interest payments will be funded from our cash and unrestricted investments.

  We have agreed to acquire indefeasible rights to use four dark fibers, with an option to use up to 12 additional fibers, in the fiber optic network under construction by Level 3. We are required to pay for the dark fiber in segments as they become available, which is expected to occur through the first quarter of 2001. The date by which we need to exercise our option to use any of the 12 additional fibers has been extended from April 26, 2000 to June 30, 2000, and the total planned route miles has been increased from approximately 15,000 route miles to approximately 16,000 route miles.

  Capital expenditures, including purchases under capital lease agreements and equipment contributed by McLeodUSA, were $53.6 million and $15.3 million for the three months ended March 31, 2000 and 1999, respectively.

  As of March 31, 2000, we estimate that our capital requirements through 2002 will be approximately $385.0 million, including capital expenditures for:

     . an indefeasible right to use four strands of dark fiber under our agreement with Level 3;

     . the purchase of fiber optronics equipment to utilize a portion of the dark fiber acquired;

     . the enhancement of our network to provide additional value added services; and

     . the improvement of our network management, billing and other back office systems.

  We are currently reviewing our business plans with new executives leading the Company and with our parent company. We can not assure you that our current plans will not change as a result of those discussions.

   As of March 31, 2000, we had an accumulated deficit of $208.5 million, cash and cash equivalents and unrestricted investments of $39.3 million, and restricted investments of $19.1 million.

  Our current sources of available cash resources are not sufficient to meet our anticipated cash requirements for the foreseeable future. Our parent company may have access to funds to support our business plan. However, we can not assure you that our parent company will have or will provide the funds when needed. If the parent company does not provide funding, we will seek to obtain financing through vendor financing, bank financing, strategic relationships or some combination of the foregoing. The terms of both our and McLeodUSA debt securities restrict our ability to incur indebtedness and create liens and may make it more difficult for us to raise capital needed to fully implement our business plan.

  We cannot assure you that the additional financing needed will be available on terms acceptable to us, or at all. If we are unable to obtain the funds necessary to finance our expected capital requirements, we may have to revise our business plans and this may materially and adversely affect our financial condition and results of operations. Debt financing, if available, may involve restrictive covenants, the grant of security interests and significant interest expense.

Effects of New Accounting Standards

Accounting For Derivative Instruments and Hedging Activities

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended , is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and hedging activities by requiring that entities recognize all derivatives as either assets or liabilities at fair market value on the balance sheet. Our management does not expect the impact of the adoption of SFAS No. 133 to be material to its results of operations as it does not currently hold any derivative instruments or engage in hedging activities.

Revenue Recognition

   The effective date for Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition" has been delayed and is effective beginning in the second quarter of 2000. SAB No. 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements. Our management believes that this statement will not have a material effect on results of operations and financial position of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The following discusses our exposure to market risk related to changes in interest rates, equity prices and foreign currency exchange rates. Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest rates and market prices. We have not traded or otherwise bought and sold derivatives nor do we expect to do so in the future. We also do not invest in market risk sensitive instruments for trading purposes.

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

  Our Short-Term Investments. As of March 31, 2000, we had unrestricted short-term investments of $0.1 million and restricted short-term investments of $19.1 million. These short-term investments are highly liquid investments with original maturities at the date of purchase of between three and twelve months and consist primarily of money market funds and high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes. We value these investments at fair market value. These investments are subject to interest rate risk and will fall in value if market interest rates increase. A hypothetical increase in market interest rates by 10% from levels at March 31, 2000 would cause the fair value of these short-term investments to decline by an immaterial amount. We have the ability to hold these investments until maturity, and therefore would not expect the value of these investments to be affected to any significant degree by the effect of a sudden change in market interest rates. Declines in interest rates over time will, however, reduce our interest income, especially from money market funds whose rates change on a daily basis.

  Our Long-Term Investments. As of March 31, 2000, we maintained restricted long-term investments totaling $22.0 thousand in connection with our 11.75% Senior Notes due 2008. These long-term investments consist of high-grade securities such as corporate notes, municipal securities and U.S. Treasury notes, all of which are considered liquid and available for sale. These securities will not be held to maturity. A hypothetical increase in market interest rates by 10% from levels at December 31, 1999 would cause the fair value of these securities to decline by an immaterial amount.

  Outstanding Debt. As of March 31, 2000, the carrying value of our outstanding senior notes was approximately $258.4 million at a fixed interest rate of 113/4%. In certain circumstances, we may redeem this long-term debt. Because the interest rates on these instruments are fixed, a hypothetical 10% decrease in interest rates would not have a material impact on our financial condition, revenues or operations. Increases in interest rates could, however, increase the interest expense associated with future borrowings, if any. We do not hedge against interest rate increases.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

   During March 2000, we settled the contract dispute with Ericsson Inc. that was previously disclosed in our annual report on Form 10-K for 1999. The amount we paid Ericsson did not have a material adverse effect on our business.

   The background on the dispute is as follows: we entered into an agreement with Ericsson, Inc. to construct 99 POP sites on a turnkey basis. By November 1998, the contractor had failed to meet construction milestones under our agreement. As a result, we had to hire other service providers and suppliers in addition to supervisory field and office personnel to complete the network on schedule. We also incurred additional expenses to maintain POP sites on our legacy network. We received invoices totaling $9.1 million from the contractor and disputed the amount due. The contractor sought to secure payment of these invoices. We argued that the amounts the contractor claimed were not owed because of the contractor's failure to perform under the terms of our agreement and the offsetting expenses we incurred to complete the work. On November 4, 1999, Ericsson filed a Demand for Arbitration on the "contract dispute" pursuant to the Commercial Arbitration Rules with the American Arbitration Association. We filed a counterclaim and vigorously defended the dispute pursuant to state tort and contract causes of action, including negligent misrepresentation, fraud in the inducement, breach of contract, failure to timely perform, failure to perform in a good and workmanlike manner, breach of the duty of good faith, failure of consideration and failure of essential purpose.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   On March 30, 2000, the stockholders of Splitrock and the stockholders of McLeodUSA approved the merger agreement, dated February 11, 2000, between the companies. The acquisition of Splitrock Services by McLeodUSA was effected through two separate but related transactions:

    . a holding company reorganization (the "Reorganization"), in which Splitrock Services became a wholly owned subsidiary of its former subsidiary, Splitrock Holdings, resulting in changes to the number of authorized shares to 1,000 shares and the shares issued and outstanding to 100 shares; and

    . a merger (the "Merger") of Southside Acquisition Corporation, a Delaware corporation and wholly owned subsidiary of McLeodUSA, with and into Splitrock Holdings in which Splitrock Holdings was the surviving corporation and became a wholly owned subsidiary of McLeodUSA.

   In the Reorganization, Splitrock Services became a wholly owned subsidiary of Splitrock Holdings and continued its corporate existence under the laws of the State of Delaware. At the effective time of the Reorganization, each outstanding share of Splitrock Service common stock, par value $.001 per share, was converted into the right to receive one share of Splitrock Holdings common stock, par value $.001 per share.

   In the Merger, Southside merged with and into Splitrock Holdings with Splitrock Holdings as the surviving corporation. As a result, Splitrock Holdings became a direct wholly owned subsidiary of McLeodUSA and continued its corporate existence under the laws of the State of Delaware under the name "Splitrock Holdings, Inc." Additionally, Splitrock Services, as a direct subsidiary of Splitrock Holdings, continued its corporate existence under the laws of the State of Delaware under the name "Splitrock Services, Inc." and became an indirect wholly owned subsidiary of McLeodUSA. At the effective time of the Merger, each right to receive one share of Splitrock Holdings Common Stock was converted into the right to receive 0.5347 of a share of Class A common stock, par value $.01 per share, of McLeodUSA and cash in lieu of fractional shares.

   Pursuant to these transactions, each of the Company's shareholders ultimately received 0.5347 shares of McLeodUSA Class A common stock in exchange for each share of Splitrock common stock owned. A substantial portion of the Company's outstanding stock options became fully vested upon the merger pursuant to a change of control provision in the Company's stock option plans. At the time of the merger, each right to purchase a share of the Company's common stock pursuant to an outstanding option or warrant was converted into an option or warrant to purchase 0.5347 of a share of McLeodUSA Class A common stock.

   The merger with McLeodUSA constituted a change in control as defined in the Indenture for the Senior Notes payable. Therefore, the Company was required under the Indenture to make an offer, within 30 days of the merger, to repurchase all of the Senior Notes properly tendered at a price equal to 101% of the principal amount plus accrued and unpaid interest to the date of repurchase. On April 12, 2000, the Company mailed a notice to the holders of the Senior Notes and they had until May 12, 2000 to exercise their rights for repurchase and have until May 16, 2000 to revoke any such election. Security holders with a principal amount of $100,000 exercised their option rights under this notice.

   On March 29, 2000, the Company issued 792,235 shares of its common stock representing the shares underlying the common stock warrants outstanding as of that date. These shares were issued to the warrant agent to be held in reserve until the warrants are exercised by the warrant holders. Upon issuance of the shares, the Company recorded the value of the warrants as common stock and additional paid in capital. Upon merger these shares converted to McLeodUSA Class A common stock based on the 0.5347 exchange ratio. In connection with the merger and conversion, McLeodUSA assumed the Company's obligations under the Warrant Agreement dated July 24, 1998, as amended. As of March 31, 2000, the Company had no warrants outstanding.

   In connection with the acquisition of the Company's stock by McLeodUSA, the common stock of Splitrock Services, Inc. was delisted from The Nasdaq Stock Market.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On March 30, 2000, our stockholders approved and adopted at a special meeting of stockholders the merger agreement dated as of February 11, 2000 between us, Splitrock Holdings, Inc., Southside Acquisition Corporation, Splitrock Merger Sub, Inc. and McLeodUSA. The following is a tabulation of the voting on the proposal:

                  Votes For           39,541,425
                  Votes Against              800
                  Votes Withheld           1,934
                  Broker Non-Votes             0

   The number of shares entitled to vote at the meeting were 57,202,170. There were 39,544,159 shareholders present at the meeting, in person or by proxy.



ITEM 5. OTHER INFORMATION

CHANGES IN REGISTRANT'S CERTIFYING ACCOUNTANTS

(a)  PREVIOUS INDEPENDENT ACCOUNTANTS

     (i) On May 9, 2000, Splitrock Services, Inc. dismissed PricewaterhouseCoopers LLP as its independent accountants. The Registrant's Board of Directors participated in and approved the decision to change independent accountants.
     (ii) The reports of PricewaterhouseCoopers LLP on the financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
     (iii) In connection with its audits for the most two recent fiscal years and through May 9, 2000, there have been no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers LLP would have caused them to make reference thereto in their report on the financial statements for such years.
     (iv) During the two most recent fiscal years and through May 9, 2000, there have been no reportable events (as defined in Regulation S-K
           Item 304(a)(1)(v)).
     (v) The Registrant has requested that PricewaterhouseCoopers LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated May 12, 2000, is filed as Exhibit 16 to this Form 10-Q.

(b)  NEW INDEPENDENT ACCOUNTANTS

(i) The Registrant engaged Arthur Andersen LLP as its new independent accountants as of May 9, 2000. During the two most recent fiscal years and through May 9, 2000, the Registrant has not consulted with Arthur Andersen LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.


MANAGEMENT CHANGES

Roy A. Wilkens now heads the national Data Network operation of McLeodUSA Incorporated, which includes Splitrock as its core. Former Splitrock officers Kwok Li, Chairman, William R. Wilson, President and CEO, J. Robert Fugate, Executive Vice President and Chief Financial Officer, and Patrick J. McGettigan, Senior Vice President, Secretary and General Counsel, have departed the company in connection with the acquisition of Splitrock by McLeodUSA.

Upon consummation of the acquisition, several McLeodUSA personel were elected officers of Splitrock, including: Clark E. McLeod, Chairman; Roy A. Wilkens, President and CEO; Stephen C. Gray, Vice President; J. Lyle Patrick, Vice President and Chief Financial Officer; Joseph H. Ceryanec, Vice President and Treasurer and Randall Rings, Vice President and Secretary.

Six new executives assembled by Roy Wilkens and named to the Data Network team are joining us from leading telecommunications companies and share a common experience: each executive previously worked with Roy Wilkens as part of the WilTel organization, founded in 1985 and purchased by MCI WorldCom in 1995.

Leading the team as Chief Operating Officer is John Barnett, Jr. The following Data Network executives join Barnett:

  .  David Boatner, Sales & Marketing
  .  Charles Emde, Information Systems
  .  Lawrence Littlefield, Jr., Finance & Accounting
  .  Edward Vendley, Human Resources
  .  Todd Wilkens, Engineering & Operations.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     Exhibit Number            Description
     --------------            -----------

        10.21             Amended and Restated Full Service Agreement with
                          Prodigy Communications dated February 16, 2000 *
        10.22             Second Amendment to Cost Sharing National IRU
                          Agreement with Level 3 Communications, LLC dated
                          March 30, 2000 *
        10.23             Third Amendment to Cost Sharing National IRU
                          Agreement with Level 3 Communications, LLC dated
                          March 27, 2000 *
        16                Letter from PricewaterhouseCoopers LLP
        27.1              Financial data schedule
        27.2              Restated financial data schedule

-------------
* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.

(b)  Reports on Form 8-K:

   On January 19, 2000 we filed a Current Report, which was subsequently amended on February 22, 2000 in an Amended Current Report, announcing that we entered into a definitive agreement and plan of merger with McLeodUSA.

   On February 18, 2000 we filed a Current Report to report the results of our fourth quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SPLITROCK SERVICES, INC.

Dated: May 15, 2000                    By: /s/ J. Lyle Patrick
       ----------------------          -----------------------------------------
                                       J. Lyle Patrick
                                       Chief Financial Officer

                                 Exhibit Index


Exhibit Number                Description
--------------                -----------

      10.21               Amended and Restated Full Service Agreement with
                          Prodigy Communications dated February 16, 2000 *
      10.22               Second Amendment to Cost Sharing National IRU
                          Agreement with Level 3 Communications, LLC dated
                          March 30, 2000 *
      10.23               Third Amendment to Cost Sharing National IRU
                          Agreement with Level 3 Communications, LLC dated
                          March 27, 2000 *
      16                  Letter from PricewaterhouseCoopers LLP
      27.1                Financial data schedule
      27.2                Restated financial data schedule

----------------
* Confidential treatment has been requested. The copy filed as an exhibit omits the information subject to the confidential treatment request.